Form 10-Q
period 2008-11-30
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2009-02-03
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1701 E. Woodfield Rd. Suite 915, Schaumburg, IL 60173
(Address of principal executive offices and zip code)

800-884-1189
Issuer's telephone number:

 SEC File Number: 333-153899

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,490,000 shares of common stock outstanding as of November 30, 2008.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of November 30, 2008 (unaudited) and February 29, 2008	4

Condensed Statements of Operations for the nine and three months ended November 30, 2008 and period February 28, 2008 (inception) through November 30, 2008 (unaudited)	5

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the periods from February 28, 2008 (inception) to February 29, 2008 and the nine months ended November 30, 2008 (unaudited)	6

Condensed Statements of Cash Flows for the nine months ended August 31, 2008 and period February 28, 2008 (inception) through November 30, 2008 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8

 INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
NOVEMBER 30, 2008 (UNAUDITED) AND FEBRUARY 29, 2008

	UNAUDITED
	NOVEMBER 30,	FEBRUARY 29,
	2008	2008

ASSETS

Current Assets:
Cash and cash equivalents	$3,308	$-
Prepaid expenses	-	3,000

Total Current Assets	3,308	3,000

Property and equipment, net of depreciation	3,616	-

OTHER ASSETS
Deferred offering costs, net of amortization	-	17,199
Deposits	6,400	-

Total Other Assets	6,400	17,199

TOTAL ASSETS	$13,324	$20,199

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Due to officer	$40,228	$-
Deferred revenue	7,730	-
Accrued compensation	51,875	-
Accounts payable	32,912	-

Total Current Liabilities	132,745	-

Total Liabilities	132,745	-

Commitments	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 25,000,000 shares authorized
and no shares issued and outstanding, respectively	-	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 35,490,000 and 52,000,000 shares issued and outstanding, respectively	35,490	52,000
Additional paid-in capital	247,260	-
Subscriptions receivable	-	(25,267)
Deficits accumulated during the development stage	(402,171)	(6,534)

Total Stockholders' Equity (Deficit)	(119,421)	20,199

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,324	$20,199

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30, 2008
WITH CUMULATIVE TOTALS SINCE FEBRUARY 28, 2008 (INCEPTION) (UNAUDITED)

	NINE MONTHS	THREE MONTHS	CUMULATIVE TOTALS SINCE
	ENDED	ENDED	INCEPTION
	NOVEMBER 30, 2008	NOVEMBER 30, 2009	FEBRUARY 28, 2008

OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	19,614	19,614	19,614

GROSS PROFIT (LOSS)	(19,614)	(19,614)	(19,614)

OPERATING EXPENSES
Research and development	-	-	-
Professional, consulting and marketing fees	325,273	52,295	325,273
Other general and administrative expenses	50,850	19,340	57,384
Total Operating Expenses	376,123	71,635	382,657

LOSS BEFORE OTHER INCOME	(395,737)	(91,249)	(402,271)

OTHER INCOME
Interest income	100	-	100
Total Other Income	100	-	100

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(395,637)	(91,249)	(402,171)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(395,637)	$(91,249)	$(402,171)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	45,848,524	35,490,000	45,892,939

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND PERIOD FEBRUARY 28, 2008 (INCEPTION) THROUGH NOVEMBER 30, 2008

							Deficits
							Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance - February 28, 2008	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder for cash and subscriptions receivable	-	-	50,000,000	50,000	-	(25,267)	-	24,733

Shares iissued for services rendered	-	-	2,000,000	2,000	-	-	-	2,000

Net loss for the period February 28, 2008 through February 29, 2008	-	-	-	-	-	-	(6,534)	(6,534)

Balance February 29, 2008	-	-	52,000,000	52,000	-	(25,267)	(6,534)	20,199

Shares iissued for cash	-	-	150,000	150	7,350	-	-	7,500

Shares iissued for services rendered	-	-	3,340,000	3,340	163,660	-	-	167,000

Payment of subscriptions receivable	-	-	-	-	-	25,267	-	25,267

Cancelation of shares by founder for no consideration	-	-	(20,000,000)	(20,000)	20,000	-	-	-

Contributed capital	-	-	-	-	56,250	-	-	56,250

Net loss for the nine months ended November 30, 2008	-	-	-	-	-	-	(395,637)	(395,637)

Balance November 30, 2008	-	$-	35,490,000	$35,490	$247,260	$-	$(402,171)	$(119,421)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008
WITH CUMULATIVE TOTALS SINCE FEBRUARY 28, 2008 (INCEPTION) (UNAUDITED)

		CUMULATIVE
	NINE MONTHS	TOTALS SINCE
	ENDED	INCEPTION
	NOVEMBER 30, 2008	FEBRUARY 28, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(395,637)	$(402,171)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	797	797
Write-off of offering costs	20,199	-
Shares issued for services	167,000	169,000
Contributed capital by founder	56,250	56,250

Changes in assets and liabilities
(Increase) in deposits	(6,400)	(6,400)
Increase in deferred revenue	7,730	7,730
Increase in accounts payable	32,912	32,912
Increase in accrued compensation	51,875	51,875
Total adjustments	330,363	312,164

Net cash (used in) operating activities	(65,274)	(90,007)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of property and equipment	(4,413)	(4,413)

Net cash (used in) investting activities	(4,413)	(4,413)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock and collection
of subscriptions receivable	32,767	57,500
Proceeds of officer loans	40,228	40,228
Net cash provided by financing activities	72,995	97,728

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	3,308	3,308

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,308	$3,308

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

International Development and Environmental Holdings (the “Company”), is a Nevada corporation with its principal corporate offices in Chicago, Illinois. The Company is in the process of organizing itself and developing its main line of business which is environmental geological site assessment and remediation. The Company has registered and may operate under the following assumed corporate names: (1) Global Environmental Company (NV); (2) Global Environment Company (IL); (3) Global Architecture & Engineering Company (NV); (4) Global Development & Construction Company (NV); and (5) Global Real Estate & Finance Company (NV).

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the annual financial statements presented in the Company’s registration statement on Form S-1 for the period February 28, 2008 (inception) through February 29, 2008. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $395,637 and $402,171 in the nine months ended November 30, 2008 and period February 28, 2008 (inception) through November 30, 2008, respectively. The Company has not recorded any revenues and is considered to be a development stage company.

The Company is currently in the development stage and their activities consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan in this regards, include seeking environmental remediation contracts from potential clients and raising additional funds through a private placement offering of the Company’s common stock. In fiscal 2009, the Company has raised an additional $7,500 through November 30, 2008. Management believes that the Company’s business development and capital raising activities will provide them with the ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to secure environmental remediation contracts.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, the valuation of common stock issued for services, valuation of non-cash contributed services, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company as of November 30, 2008 has no cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

The Company incurs costs on activities that relate to the securing of environmental remediation contracts. Research and development costs are expensed as incurred. The Company has expensed its payments in connection with research and development costs.

Deferred Offering Costs

The Company has deferred external costs associated with its planned initial public offering in fiscal 2009, at which time the costs will be charged against the capital raised or upon effectiveness of the offering. Should the offering be terminated, the costs will be immediately charged to operations.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company commenced receipt of receipts for services yet to be provided. The Company has recorded these as deferred revenue on the balance sheet. The Company will be commencing recognition of revenues in the fourth fiscal quarter of 2009. The Company will recognize revenue from the contracts they enter into for environmental remediation. The Company will recognize revenue in accordance with the terms of those contracts.

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at November 30, 2008 and February 29, 2008, respectively.

Accounts receivable will generally be due within 30 days and collateral is not required.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company’s net deferred tax asset, due to the uncertainly of the realization of the net operating losses.

Segment Information

The Company operates in one segment.

Accounting Basis

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, expenses are realized when the obligation is incurred.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the useful lives of the depreciable assets.

(Loss) Per Share of Common Stock

The Company complies with the requirements of SFAS No. 128, “Earnings Per Share”. Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  The Company has no common stock equivalents. Additionally, when the Company reports a net loss common stock equivalents would not be included in the calculation of diluted earnings per share because to do so this would be antidilutive for the periods presented.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

The Company has elected to use the modified–prospective approach method. Stock-based compensation expense for all awards granted is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.

Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY

Common Stock

As of November 30, 2008, the Company had 100,000,000 shares of common stock authorized with a par value of $.001. The Company has 35,490,000 common shares issued and outstanding at November 30, 2008.

The Company was originally incorporated with 200,000,000 shares of common stock and on March 20, 2008, the Company amended their articles of incorporation to increase this to 900,000,000 shares. Finally, on May 12, 2008, the Company again amended their articles of incorporation to reduce the number of authorized common shares to 100,000,000 shares and increase the par value to $.001.

All references in the accompanying condensed financial statements to common shares, par values and per share amounts have been retroactively adjusted to reflect these amendments.

During the period February 28, 2008 (inception) through November 30, 2008, the Company issued 50,000,000 shares of common stock to its founder at $.001 per share or $50,000 in initial capital to fund the Company’s development efforts.

Additionally on February 28, 2008, the Company issued 2,000,000 shares of common stock for services rendered which were valued at $2,000 based on the $.001 value the shares for cash were issued at.

During the period March 1, 2008 through November 30, 2008, the Company issued an additional 150,000 shares of common stock at $.05 per share in a private placement raising an aggregate of $7,500, and issued 3,340,000 shares of stock during this nine month period at the $.05 value for services rendered at a value of $167,000.

The Company’s founder returned 20,000,000 shares of common stock to the Company for cancelation for no consideration on August 14, 2008.

Preferred Stock

As of November 30, 2008, the Company had 25,000,000 shares of preferred stock authorized with a par value of $.001. The Company has not issued any preferred shares as of November 30, 2008.

The Company was originally incorporated with 20,000,000 shares of preferred stock and on March 20, 2008, the Company amended their articles of incorporation to increase this to 600,000,000 shares. Finally, on May 12, 2008, the Company again amended their articles of incorporation to reduce the number of authorized common shares to 25,000,000 shares and increase the par value to $.001.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (CONTINUED)

Contributed Capital

For the nine months ended November 30, 2008, the Company’s President and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $56,250, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to additional paid in capital in the accompanying financial statements.

NOTE 4-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At November 30, 2008 deferred tax assets consist of the following:

Net operating losses	$136,738

Valuation allowance	(136,738)

$-

At November 30, 2008, the Company had a net operating loss carryforward in the amount of $402,171 available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended November 30, 2008 is summarized as follows:

2008
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	(6.2)
Change in federal tax rate apportionment	19.0
Valuation allowance	21.2
0%

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)

NOTE 5-	COMMITMENT – OPERATING LEASES

The Company entered into three leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from June 1, 2008 through November 30, 2008 and requires a $3,458 monthly lease payment. The second lease consists of a sublease of office space from a related party, which is a business affiliated with the Company’s founding shareholder, officer and director. The sublease term runs from August 1, 2008 through January 31, 2010 and requires a $1,464 monthly lease payment. The third lease consists of a sublease of office space. The sublease term runs from September 1, 2008 through August 31, 2009 and required the issuance of 10,000 shares of Company common stock as consideration for the entire lease term.  The value of the common stock was at $.05 per share or $500.

Future minimum lease payments for the first two leases are as follows for the period ending November 30:

2009	$59,439
2010	2,928

Total	$62,367

NOTE 6-	PROPERTY AND EQUIPMENT

A summary of property and equipment as of November 30, 2008 is as follows:

Software	$4,413
Accumulated depreciation	(797)

Total, net	$3,616

Depreciation expense for the nine months ended November 30, 2008 was $797.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

PLAN OF OPERATIONS

We engage primarily in environmental remediation activities.

Although we have the four gas station remediation contracts, we have generated no revenues to date.  These gas stations have had site evaluations completed and are awaiting for funding to remove the tanks and begin early action remediation, of which we hope to begin in the next 90 days. We have 52 other remediation contracts.  We have commenced corrective action activity and are filing reports to the IEPA on two and the other 50 are awaiting evaluation and the procurement of financing to begin.

Development Stage Expenditures

Development stage expenditures during the period from inception on February 28, 2008 to November 30, 2008 were $382,657, which consisted primarily of selling, general and administrative expenses related to our formation and legal, accounting and other fees related to our formation and this offering.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our president.

At November 30, 2008, we had total assets of $13,324 consisting of cash, property and equipment and deposits.

At November 30, 2008, our total liabilities were $132,745, consisting of amounts due Mr. Huseyinof of $40,228 and accrued compensation to Mr. Huseyinof of $51,875 as well as accounts payable.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities, the public sales of equity securities and borrowing from commercial lenders or our president. Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand. At November 30, 2008, the amount advanced was $40,228. He is not obligated to do make any further advances. We have no agreement, commitment or understanding to secure any such funding from any other source.

We have no cash and are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are also focusing on short term Phase I, Phase II and tank inspections that reimburse in a shorter period of time.

Our independent auditors have indicated that there is substantial doubt about our ability to continue, as a going concern, over the next twelve months.  There is uncertainty regarding our ability commence operations of our remediation business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing except as set forth above. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and our ability to continue in existence.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of November 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of November 31, 2008 due to the following:  We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   We are, in fact, a small, relatively simple operation from a financial point of view.  The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In order to mitigate this material weakness to the fullest extent possible, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Changes in Securities

From March 2008 through August 2008, we issued 3,340,000 shares to six service providers at a price of $.05 per share or $162,000 in the aggregate based upon contemporaneous cash sales.

During the period from March 1, 2008 to September 19, 2008, we sold 150,000 shares of our common stock to 20 individuals at a price of $.05 per share for aggregate cash consideration of $7,500.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.
•	Access to all material contracts and documents relating to our operations.
•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit #	Name and/or Identification of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

February 3, 2009	By:	/s/ PHILIP J. HUSEYINOF
PHILIP J. HUSEYINOF Chairman and CEO