Form 10-K
period 2009-02-28
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2009-06-15
CIK 1430744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-50903

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1450 E. American Lane Suite 1458, Schaumburg, IL  60173
(Address of principal executive offices and zip code)

800-884-1189
Issuer's telephone number:

 SEC File Number: 333-153899

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The Registrant’s Common Stock was not trading as of August 31, 2008.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 35,480,000 shares as of May 31, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that International Development and Environmental Holdings (hereinafter referred to as “we,” “us,” “our,” “our Company” or “IDEH”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Organization

We were incorporated as Global Enterprise Holdings, Inc. in Nevada on February 28, 2008 and changed our name to International Development and Environmental Holdings on June 16, 2008. We also do business under the name Global Environment Company.

Since inception, we have completed two contracts.  The first is Alliance Petroleum in Bedford Park, Illinois on completed on December 15, 2008.  We are in the process of a formal request for reimbursement to the State of Illinois for this project and should have this completed within the next few weeks and should have a response and acceptance from the Illinois EPA within 120 days.

The second contract is Park Forest Marathon in Park Forest, Illinois on November 26, 2008.  We are in the process of a formal request for reimbursement to the State of Illinois for this project and should have this completed within the next few weeks and should have a response and acceptance from the Illinois EPA within 120 days.

In addition, we have the following remediation contracts.

•	Gas station remediation
	o	Client – M Line Properties

o	Location – Hoopeston, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – M Line Properties

o	Location – Danville, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – M Line Properties

o	Location – Warsaw, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – M Line Properties

o	Location – Vandalia, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Alliance Petroleum

o	Location – Bedford Park, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Park Forest Marathon

o	Location – Park Forest, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Adhoyee LLC.

o	Location – Spiceland, IN.
o	Contract Price – Based on Budget approved by the IN. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Gas Land

o	Location – Rock Island, IL.
o	Contract Price – Based on Budget approved this will be $15,460. To be completed in March 2009.

•	Gas station remediation
	o	Client – Sajida Group

o	Location – Richton Park, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Harvey’s Petroflo

o	Location – Harvey, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – K&L Mart

o	Location – Danville, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Bulk Petroleum

o	Location – East Moline, Moline, Harvey, Moline, Moline, East Moline, Milan, Rock Island, Rock Island, Chicago, Chicago, Orion, Anawan, Blue Island, IL.
o	Contract Price – Based on Budget approved by the IL. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Bulk Properties

o	Location – Maquoketa, West Burlington, Blue Grass, Bondurant, Malcom, Davenport, Davenport, IA.
o	Contract Price – Based on Budget approved by the IA. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Bulk Petroleum

o	Location – Gary, Griffith, Hobart, Gary, Seymour, IN.
o	Contract Price – Based on Budget approved by the IN. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Bulk Petroleum

o	Location – Grand Haven, Grand Rapids, Walker, Grand Rapids, Grand Rapids, Grand Rapids, Grand Rapids, Holland, Wyoming, Lansing, Lansing, Lansing, Iron Mountain, MI.
o	Contract Price – Based on Budget approved by the MI. EPA. This is determined in the intermediary phase of remediation.

•	Gas station remediation
	o	Client – Bulk Petroleum

o	Location – Milwaukee, Kenosha, Sun Prairie, Kenosha, Milwaukee, Milwaukee, WI.
o	Contract Price – Based on Budget approved by the WI. EPA. This is determined in the intermediary phase of remediation.

There is substantial doubt about our ability to continue, as a going concern, over the next twelve months.

Business

We engage primarily in environmental remediation activities, as follows:

•	We will prepare for ourselves and third parties property risk assessment and due diligence reports as Phase I Environmental Site Assessment Process.

•	We perform site subsurface geological investigation (soil and water) as Phase II Environmental Site Assessment Process.

•
We will undertake site remediation. We offer the traditional “dig and haul” remediation in which contaminated soil is dug up and hauled away to be disposed. We are also able to offer a remediation technique in soil and groundwater known as bioremediation, utilizing enzymes and colloid solutions. Other types of remediate services are microbiological fungus (mold), asbestos contained materials (ACM), Polychlorinated Biphenyls (PCBs), and lead base paint (LBP).

A. Reports

i. Phase I Environmental Site Assessments

Because real estate transactions and loans are subject to increasing scrutiny regarding potential liabilities, related to the presence of hazardous substances, we perform Phase I assessments regarding potential liabilities related to the presence of hazardous substances on real properties.

Typically, Phase I assessments include the following tasks:

•	Review of pertinent geologic and hydrologic literature and maps.
•	Review of historical aerial photographs and archival land use maps.
•	Review of federal, state, county, and municipal records of known and suspected hazardous waste release sites at the subject property and/or within the immediate surrounding areas.
•
Reconnaissance of the subject property and the immediate surrounding areas. The site reconnaissance includes conducting interviews with past and present property owners and managers to assess past and present operations and maintenance procedures.

•	Contact of local regulatory agencies regarding past site use, notices of violation, suspected problems, and noncompliance issues.
•	Preparation of a summary report including our investigative methods, findings, photographs, conclusions, and, if warranted, recommendations for additional work.

In addition, we may also provide title searches and asbestos testing, PCB identification, and lead-based paint surveys as part of the Phase I assessment.

ii. Phase II Subsurface Environmental Investigations

Phase II Investigations involve subsurface investigation and testing. The primary objective of conducting subsurface environmental investigations for real property is to:

•	document the presence or absence of unauthorized hazardous substances/waste releases,
•	delineate the extent of past and present contaminant migration and concentrations in soil and groundwater, and
•	determine site-specific hydrogeologic data for assessing risk and potential remedial action alternatives.

We conduct a subsurface investigation of the property and obtain, preserve, and forward samples for laboratory analysis.

iii. Brownfield Revitalization Analyses

We also prepare Brownfield Revitalization analyses, determining the best use for the property after it is remediated. For example, depending upon the intended use of the property, we may choose different remediation programs. Some uses, such as those not involving food or child care, do not require the level of remediation as others

B. Site Remediation

We remediate to correct issues identified in the Phase I and Phase II analysis, as follows:

•	Soil contamination.
•	Surface and groundwater contamination.
•	Recovery of liquid-phase hydrocarbons.
•	Groundwater, leaching, and gas migration studies.

We also have the ability to remediate through the use of Bioremediation. Bioremediation is the use of microorganisms or microbial processes to detoxify and degrade environmental contaminants. Most of our remediation will be done through the traditional dig and haul method.

Marketing

We currently market through our officers and our employees, and their personal contacts. Marketing has commenced based on current networks and relationships. Also, we intend to hire a full time marketing officer when sufficient funds become available.

Competitive Business Conditions

The remediation market is composed of a substantial number of companies. We believe that only a select few represent a large portion of the gross remediation revenues. Most top remediation companies are large construction management firms that mainly provide low-technology solutions that move soils to treatment centers or landfills. We believe the trend is toward smaller high-tech companies.

Several mid-sized, full-service remediation companies are poised to compete with the larger remediation firms by using innovative technology as a differentiator. One such company has also branded a calcium peroxide-based, slow-oxygen-release product as a key technology. This technology may compete with our company on specific sites.

There are several smaller remediation companies that would have a similar client base to our company. However, the quality of many smaller-sized implementers’ work has become an issue amongst industry and regulatory agencies because of a lack of focus. Their range of services and their implementation of “one remedy fits all” are in line with the larger remediation market, where excavation and removal is the clear choice.

Several other smaller remediation companies provide a menu of new technologies, including chemical oxidation methods. Generally, they are regional companies with one office and limited capabilities.

The trend in environmental remediation is moving toward more sophisticated cleanup operations that emphasize risk and liability management. The trend is moving away from specialization reflecting that a team should be able to solve more than one problem or use one technology. This trend benefits smaller firms that can provide niche services to the larger remediation companies that dominate the market.

We plan to compete by:

•	Focusing our competitive efforts on more complex issues where simple solutions, such as excavation, are not effective.

•	Promoting the advantages of our remediation efforts.

•	Having a company with the synergy of four separate, but related operating divisions.

•	Having a diverse company that’s not dependant on only one revenue stream.

Intellectual Property

We have no intellectual property except our trade names.

Research and Development

We have not incurred any research or development expenses.

Employees

We have two full-time employees, both involved in management.

We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

We rent the following properties:

•	Address: 30 S. Wacker Drive Suite 2200, Chicago, IL 60606 This is gone
•	Number of Square Feet: 320
•	Name of Landlord: Regus
•	Term of Lease: June 1st, 2008 – November 30th, 2008
•	Adequate for current needs: √ Yes

•	Address: 1701 E. Woodfield Rd. Suite 915 Schaumburg, IL 60173
•	Number of Square Feet: 850
•	Name of Landlord: Commercial Funding & Development Group
•	Term of Lease: August 1st 2008 – January 31st, 2010
•	Adequate for current needs: √ Yes

•	Address: 17702 Mitchell North Suite 200 Irvine, CA 92614
•	Number of Square Feet: 150
•	Name of Landlord: Anthony Anish
•	Term of Lease: September 1st, 2008 - August 31st, 2009
•	Adequate for current needs: √ Yes
•	Address: 1450 E. American Lane Suite 1458
•	Number of Square Feet: 150
•	Name of Landlord: Regus
•	Term of Lease: March 2009 – February 2010
•	Adequate for current needs: √ Yes

We do not intend to renovate, improve, or develop properties.  We are not subject to competitive  conditions  for  property  and currently  have  no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “IDEH.” The date of the first trade in our stock was January 16, 2009.

The high and low range of actual transactions using the daily ending price, by quarters, for the fiscal year 2009 are:

	High	Low
December 1, 2008 – February 28, 2009	$.10	$.05
September 1, 2008 – November 30, 2009	$.05	$.05

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

As of May 31, 2009, there were approximately 37 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 35,480,000 outstanding shares of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

IDEH had no equity compensation plans in place as of February 28, 2009.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

PLAN OF OPERATIONS

We engage primarily in environmental remediation activities.

Since inception, we have completed two contracts.  The first is Alliance Petroleum in Bedford Park, Illinois on completed on December 15, 2008.  We are in the process of a formal request for reimbursement to the State of Illinois for this project and should have this completed within the next few weeks and should have a response and acceptance from the Illinois EPA within 120 days.

The second contract is Park Forest Marathon in Park Forest, Illinois on November 26, 2008.  We are in the process of a formal request for reimbursement to the State of Illinois for this project and should have this completed within the next few weeks and should have a response and acceptance from the Illinois EPA within 120 days.

In addition, we have 16 remediation contracts that we are awaiting funding to commence..

Development Stage Expenditures

Development stage expenditures during the period from inception on February 28, 2008 to February 28, 2009 were $607,120, which consisted primarily of professional, consulting and marketing fees of $233,703 and general and administrative expenses $216,125 related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; and $149,693 in cost of sales related to our operations.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our president.

At February 28, 2009, we had total assets of $4,752 consisting of cash, property and equipment and deposits.

At February 28, 2009, our total liabilities were $310,372, consisting of loans from officer, accounts payable, credit card payable, accrued compensation, and deferred revenue.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities, the public sales of equity securities and borrowing from commercial lenders or our president. Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand. At February 28, 2009, the amount advanced was $69,758. He is not obligated to do make any further advances. We have no agreement, commitment or understanding to secure any such funding from any other source.

We have no cash and are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are also focusing on short term Phase I, Phase II and tank inspections that reimburse in a shorter period of time.

We have a loan agreement with two private lenders to advance us up to $75,000 in stages through September 30, 2009.  The Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

Financial Statements

For the Period from February 28, 2008 (Inception) to February 29, 2008
Period from March 1, 2008, to February 28, 2009
And Cumulative from February 28, 2008 (Inception) to February 28, 2009

Independent Registered Public Accounting Firm’s Auditor’s Report on the Financial Statements

Board of Directors and Shareholders of International Development and Environmental Holdings

We have audited the accompanying consolidated balance sheets of International Development and Environmental Holdings as of February 29, 2008 and February 28, 2009, and the related consolidated statements of loss, shareholders’ equity, and cash flows for period ended February 28 of 2009, and the period of February 28, 2008 (date of inception) through February 29, 2008, and the cumulative period from February 28, 2008 (date of inception) through February 28, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Development and Environmental Holdings as of February 28, 2009, and the results of its operations and their cash flows for the period ended February 28, 2009, and the period February 28, 2008 (date of inception) through February 29, 2008, and the cumulative period from February 28, 20008 (date of inception) through February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.
Enterprise CPAs, Ltd.
Chicago, Illinois
June 15, 2009

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
BALANCE SHEETS
	February 28	February 29
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$(406)	$-
Stock subscription receivable - Officer	-	25,267
Prepaid expense	-	3,000
Total Current Assets	$(406)	$28,267

Property, plant and equipment, net	$3,248	$-

Other assets:
Deferred offering costs, net of amortization	-	17,199
Loan to officers	1,910
Total Other Assets	$1,910	$17,199

TOTAL ASSETS	$4,752	$45,466

LIABILITIES & EQUITY
Current liabilities:
Loan from officer(Note C)	$69,758	$-
Account payable(Note B)	155,085	-
Credit card payable	7,174	-
Accrued compensation	70,625	-
Deferred revenue	7,730	-
Total Current Liabilities	$310,372	$-

Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,480,000 shares issued and outstanding at February 28, 2009.	$35,480	$52,000
Paid-in capital	266,020	-
Deficit accumulated during the development stage	(607,120)	(6,534)
Total stockholders' equity	$(305,620)	$45,466

TOTAL LIABILITIES & EQUITY	$4,752	$45,466

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF LOSS
		Period	Cumulative from
		February 28, 2008	February 28, 2008
		(Date of Inception)	(Date of Inception)
	Year Ended	Through	Through
	February 28,	February 29,	February 28,
	2009	2008	2009
Revenues:	$-	$-	$-
Cost of Goods Sold	$149,693	$-	$149,693
Gross Profit	$(149,693)	$-	$(149,693)
Operating expenses:
Research and development	-	-	-
Professional, consulting and marketing fees	233,703	-	233,703
General and administrative expenses	216,125	6,534	222,659
Depreciation and amortization expenses	1,165	-	1,165
Total Operating Expenses	450,993	6,534	457,527
Operating Loss	$(600,686)	$(6,534)	$(607,220)
Interest income, net	$100	$-	$100
Interest Expense, net	$-	$-	$-
Loss before taxes	$(600,586)	$(6,534)	$(607,120)
Loss tax expense	$-	$-	$-
Net Loss	$(600,586)	$(6,534)	$(607,120)

Net Loss per common share-Basics	$(0.01)	$(0.00)	$(0.01)
Net Loss per common share-Diluted	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding (Note B)	43,176,526	52,000,000	43,224,610

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED FEBRUARY 28, 2009
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder
for cash and subscriptions
receivable on 2/28/08	50,000,000	$50,000			$50,000
Issued common stocks to Williams
for services rendered on 2/28/08	2,000,000	$2,000			$2,000
Net loss for the period
ended February 29, 2008				$(6,534)	$(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for
compensation expense
@0.05 per share on 3/21/08	100,000	$100	$4,900		$5,000
Issued common stocks for
cash @0.05 per share (Note B)	150,000	$150	$7,350		$7,500
Issued common stocks for services
rendered @0.05 per share (Note B)	3,240,000	$3,240	$158,760		$162,000
Cancellation of shares by
founder for no consideration	(20,010,000)	$(20,010)	$20,010		$-
Contributed capital			$75,000		$75,000
Net Loss for the period
ended February 28, 2009				$(600,586)	$(600,586)
Balance, February 28, 2009	35,480,000	$35,480	$266,020	$(607,120)	$(305,620)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

		Period	Cumulative
		February 28,	from February
		2008 (Date of	28, 2008 (Date
		Inception)	of Inception)
	Year Ended	Through	Through
	February 28	February 29	February 28
	2009	2008	2009
Operating Activities:
Net Loss	$(600,586)	$(6,534)	$(607,120)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	1,165	-	1,165
Non-cash portion of share based legal fee expense	-	2,000	2,000
Non-cash portion of share based compensation expense	5,000		5,000
Non-cash portion of share based consulting expense	162,000	-	162,000
Non-cash issuances of President's contributed capital	75,000	-	75,000
Write off of offering costs	17,199	-	17,199
Prepaid expense	3,000	(3,000)	-
Loans to officer	(1,910)	-
Increase (Decrease) in accrued compensation	70,625	-	70,625
Increase (Decrease) in account payable	155,085	-	155,085
Increase (Decrease) in credit card payable	7,175		7,175
Increase(Decrease) in deferred revenue	7,730	-	7,730
Net cash provided by operating activities	$(98,518)	$(7,534)	$(104,142)

Investing Activities:
Property, plant and equipment	(4,413)	-	(4,413)
Net cash provided by investing activities	$(4,413)	$-	$(4,413)

Financing Activities:
Proceeds from issuance of common stock	7,500	24,733	32,233
Proceeds from collection of subscriptions receivable	25,267	-	25,267
Loans from officer	69,758	-	69,758
Disbursement of deferred offering costs	-	(17,199)	(17,199)
Net cash provided by financing activities	$102,525	$7,534	$110,059
Net increase (decrease) in cash and cash equivalents	$(406)	$-	$(406)
Cash and cash equivalents at beginning of the year	$-	$-	$-
Cash and cash equivalents at end of year	$(406)	$-	$(406)

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable -officer(Note E)	$-	$25,267

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

International Development and Environmental Holdings (the Company) is a Nevada corporation with its principal corporate offices in Chicago, Illinois. The Company is in the process of organizing itself and developing its main line of business: Environmental geological site assessment and remediation. The Company has registered and may operate under the following assumed corporate names: (1) Global Environmental Company (NV) (2) Global Environment Company (IL) (3) Global Architecture & Engineering Company (NV) (4) Global Development & Construction Company (NV) and (5) Global Real Estate & Finance Company (NV).

The Company is presented as in the development stage as of February 28, 2009.  The Company’s business activities during its development stage consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

Going concern

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to secure environmental remediation contracts.

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

The Company’s fiscal year end is the last day of the February, i.e., February 28th or 29th.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of February 28, 2009 has no cash equivalents.

Property, Plant, and Equipment Depreciation

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. During the period of March 1, 2008 to February 28, 2009, the company purchased software cost $ 4,413. As of February 28, 2009, a value of $ 1,165 was being depreciated.

Deferred Offering Costs

At the period ended February 29, 2008, the Company had deferred external costs associated with its planned initial public offering in fiscal 2009, at which time the costs will be charged against the capital raised or upon effectiveness of the offering. And the costs of $ 17,199 have charged to operations as Professional legal fee at the period ended February 28, 2009.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has elected to use the modified–prospective approach method. Stock-based compensation expense for all awards granted is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting trenched of each award.

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

Basics and Diluted Net Loss Per Common Share

The Company computes per share amounts in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basis and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

Basics and Diluted Net Loss Per Common Share (Continued)

As of February 28, 2009, the Company issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

The following table I illustrated the calculations for basics and diluted net loss per common share for the period of February 28 (Date of inception) to February 29, 2008. Table II shows the calculations for basics and diluted net loss per common share for the period March 1, 2008 to February 28, 2009, and cumulative period from February 28, 2008 (Date of inception) through February 28, 2009.

Table I

Period Ended February 29, 2008
Loss available to common stockholders					$(6,534)

		Activity	Shares Outstanding	Days	Weighted Average Share
2/28/2008	2/28/2008	52,000,000	52,000,000	1	26,000,000
2/29/2008	2/29/2008	-	52,000,000	1	26,000,000
Total				2	52,000,000

Basic & Diluted Net Loss Per Common Share					$(0.00)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basics and Diluted Net Loss Per Common Share (Continued)

Table II

Period Ended February 28, 2009
Loss available to common stockholders					$(600,586)

		Activity	Shares Outstanding	Days	Weighted Average Share
3/1/2008	3/20/2008	-	52,000,000	20	2,849,315
3/21/2008	5/28/2008	100,000	52,100,000	69	9,849,041
5/29/2008	7/14/2008	78,000	52,178,000	47	6,718,811
7/15/2008	8/13/2008	2,018,000	54,196,000	30	4,454,466
8/14/2008	8/24/2008	(20,010,000)	34,186,000	11	1,030,263
8/25/2008	2/28/2009	1,294,000	35,480,000	188	18,274,630
Total				365	43,176,526

Basic & Diluted Net Loss Per Common Share					$(0.01)

Table III:

Cumulative Period From February 28 2008 to February 28, 2009
Loss available to common stockholders					$(607,120)
		Activity	Shares Outstanding	Days	Weighted Average Share
2/28/2008	2/28/2008	52,000,000	52,000,000	1	141,689
2/29/2008	3/20/2008	-	52,000,000	21	2,975,477
3/21/2008	5/28/2008	100,000	52,100,000	69	9,795,368
5/29/2008	7/14/2008	78,000	52,178,000	47	6,682,196
7/15/2008	8/13/2008	2,018,000	54,196,000	30	4,430,191
8/14/2008	8/24/2008	(20,010,000)	34,186,000	11	1,024,649
8/25/2008	2/28/2009	1,294,000	35,480,000	188	18,175,041
Total				367	43,224,610

Basic & Diluted Net Loss Per Common Share					$(0.01)

The equation from computing basic and diluted EPS is: Income available to common shareholders/Weighted-average shares

Revenues

The Company commenced receipt of receipts for services yet to be provided. The Company has recorded these as deferred revenue of $ 7,730 on the balance sheet. The Company will be commencing recognition of revenues in the first fiscal quarter of 2010. The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

As of February 28, 2009, the Company paid $ 10,608 to the subcontractors, i.e. Quality Environmental Solutions, Inc, for their work performances of the projects.

As of February 28, 2009, the Company accrued accounts payable for the project of Alliance Petroleum, located at 5841 West 66th Street, Bedford Park, IL 60638, for the total amount of $139,085.21.

Cost of Goods Sold for Alliance Petroleum at Bedford Park, IL
Vendor Name	Project	Accounts Payable
Prairie Analytical System	Bedford Park	$3,190.00
Prairie Analytical System	Bedford Park	2,324.00
Prairie Analytical System	Bedford Park	2,610.00
Veolia Environmental Services	Bedford Park	36,758.21
Future Environmentaling	Bedford Park	1,712.50
Future Environmentaling	Bedford Park	1,132.50
M & D Cartage Excavating	Bedford Park	91,358.00
Total		$139,085.21

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at February 28, 2009 and February 29, 2008, respectively.

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability bases relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management’s projection of the sufficiency of future taxable income to realize the assets.

Professional Fees

From the period of March 1, 2008 to February 28, 2009, the company has a total of $ 71,203 professional fee, included $ 23,566 for accounting and auditing, $ 44,637 for legal fee, and $3000 for professional consulting fee.

Operating Expense

As of February 28, 2009 and February 29, 2008, the company has a total operating expense of $ 450, 993 and $ 6,534 respectively.

Details are listed in Table IV:

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Table IV: Operating Expense.

Operating Expense:			2/28/2009	2/29/2008
	Gifts		$529.75	$-
	Trade Shows		$900.00	$-
	Training		$5,147.00	$-
	Health Insurance		$569.35	$-
	State Fees		$2,294.75	$-
	Automobile Expense		$715.74	$-
	Bank Service Charges		$3,300.04	$-
	Compensation Expense		$150,625.00	$-
	Computer Expense		$631.54	$111.56
	Consulting Expense		$162,500.00	$-
	Depreciation Expense		$1,165.00	$-
	Dues and Subscriptions		$1,101.31	$-
	Licenses and Permits		$630.00	$-
	Miscellaneous		$127.07	$-
	Office Supplies		$8,528.59	$199.80
	Postage and Delivery		$305.54	$-
	Printing and Reproduction		$1,238.87	$-
	Professional Fees
		Accounting & Auditing	23,566.18	-
		Legal Fees	44,637.00	2,000.00
		Professional Fees - Other	3,000.00	1,487.90
	Total Professional Fees		$71,203.18	$3,487.90
	Rent		$16,550.66	$-
	Small Expendable Tools		$675.00	$-
	Telephone		$2,840.79	$-
	Travel & Entertainment
		Airfare	8,170.29	1,804.98
		Auto	3,809.83	467.02
		Lodging	2,756.63	414.32
		Meals	4,387.53	48.39
		Travel & Entertainment - Other	290.00	-
	Total Travel & Entertainment		$19,414.28	$2,734.71
Total Operating Expense			$450,993.46	$6,533.97

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Payable

The Company incurred accounts payable for professional fee of $16,000 and cost of goods sold of $139,085.21, respectively.

The professional fee is consists of $12,000 payable to Williams Law Group for legal fee and $4,000 for 10-Q review fee to KBL, LLP.

The cost of goods sold were accrued for the gas station of Alliance Petroleum located at 5841 West 66th Street, Bedford Park, IL 60638, for the total amount of $139,085.21.

Cost of Goods Sold for Alliance Petroleum at Bedford Park, IL
Vendor Name	Project	Accounts Payable
Prairie Analytical System	Bedford Park	$3,190.00
Prairie Analytical System	Bedford Park	2,324.00
Prairie Analytical System	Bedford Park	2,610.00
Veolia Environmental Services	Bedford Park	36,758.21
Future Environmentaling	Bedford Park	1,712.50
Future Environmentaling	Bedford Park	1,132.50
M & D Cartage Excavating	Bedford Park	91,358.00
Total		$139,085.21

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements, which may apply, to the Company at present, or in the proceeding months as operations expand.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), and supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the fiscal year 2008.

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for using fair value assets and liabilities, and expends disclosures about fair value measurements.  This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The management believes that there is no material impact on its consolidated results of operations, cash flows, and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  Registrants are required to quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the current year financial statements.  The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The management believes that there is no material impact on its consolidated results of operations, cash flows, and financial position.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008 which the Company adopted upon its inception. The Company currently uses the “simplified” method to estimate the expected term for share option grants to employees as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheet, statement of operations and cash flows.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business.

In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, this Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for reporting periods on or after December 15, 2008. An earlier adoption is not permitted. Currently, the Company does not have any non-controlling interests and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our financial position, cash flows or results of operations.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from officer

At February 29, 2008, the Company had a receivable from its founder aggregating $25,267 for the purchase of common stock. The outstanding balance bears interest at 5%, pursuant to an oral agreement, is due on demand and is unsecured. This receivable was subsequently paid in full by May 31, 2008. In order to continue operating the business, the officer advanced his personal asset to the company.

As of February 28, 2009, the loans amount from the officer was $ 69,758. The details are listed as follows:

Table V:

Due to Officer :	Date	Amount
Purchase of founders shares	2/28/08	$50,000.00
Expenses - paid by officer personally	2/29/08	(24,732.97)

Bal - Feb 29, 2008		$25,267.03

Expenses - paid by officer personally	3/31/08	(4,064.37)
Expenses - paid by officer personally	4/30/08	(3,645.91)
Expenses - paid by officer personally	5/31/08	(7,062.84)
Officer Advance	5/31/08	(20,001.00)
Accrued interest		100.00
Bal - May 31, 2008		(9,407.09)

Officer Advance	6/30/08	-
Officer Advance	7/31/08	-
Officer Advance	8/31/08	(22,000.00)
Bal - Aug 31, 2008		(31,407.09)
Officer Advance	9/30/08	(5,405.00)
Officer Advance	10/31/08	-
Officer Advance	11/30/08	(3,416.15)
Bal - Nov 30, 2008		(40,228.24)
Repay to officer	12/31/08	1,000.00
Officer Advance	1/31/09	(30,732.00)
Officer Advance	2/28/09	202.21

Bal - Feb 28, 2009		$(69,758.03)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Accrued Compensation

As of February 28, 2009, the company has a total of $ 70,625 accrued compensation for COO, Ronald Hardesty started from March 21, 2008 to February 28, 2009.

For the period ended February 28, 2009, the Company’s President and founding shareholder, Philip J. Huseyinof, has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $75,000, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

Common Shares Issued for consulting services

As of February 28, 2009, total 3,240,000 shares were issued to officer and shareholders.  Please see the Table VI below for details:

Table VI:

Name	Total Shares	Shares Value	Relationship
Pivo Associates	2,000,000	$100,000	Public Relation Consultant
Savinder Singh	10,000	$500	Independent Contractor
David Tuzzonino	10,000	$500	Independent Contractor
George Colin	10,000	$500	Shareholder
Anthony Anish	10,000	$500	Leaser
Ronald Hardesty	1,200,000	$60,000	COO
Total	3,240,000	$162,000

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

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

On February 28, 2008 (date of inception) the Company issued 50,000,000 shares of common stock to its founder at $ 0.001 per share or $50,000 in initial capital ($ 24,733 cash and $ 25,267 subscription receivable) to fund the Company’s development efforts.

Additionally on February 28, 2008, the Company issued 2,000,000 shares of common stock for legal services rendered which were valued at $2,000 based on the $ 0.001 value of the shares issued at.

On March 21, 2008, the company issued 100,000 shares at a value of $ 0.05 per share to one of the officer for compensation expense upon to the employment agreement at a total value of $ 5,000.

During the period March 1, 2008 through February 28, 2009, the Company issued an additional 150,000 shares of common stock at $0.05 per share in a private placement raising an aggregate of $7,500, and issued 3,240,000 shares of stock at the $0.05 value for consulting services rendered at a value of $162,000.

The Company’s founder returned 20,010,000 shares of common stock to the Company for no consideration of cancellation on August 14, 2008.

Therefore, as of February 28, 2009, there were a total of 35,480,000 common shares outstanding.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

Amendments to Corporate Articles of Incorporation

On February 28, 2008, the Company was originally incorporated with 200,000,000 shares of common stock authorized with a $.0001 par value and 20,000,000 shares of preferred stock with a $.0001 par value. On March 20, 2008, the Company amended its articles to 900,000,000 shares of common stock authorized with a $.0001 par value and 600,000,000 shares of preferred stock with a $.0001 par value. Finally, on May 12, 2008, the Company amended its articles to its present form with 100,000,000 shares of common stock authorized with a $.001 par value and 25,000,000 shares of preferred stock authorized with a $.001 par value.

All references in the accompanying financial statements to the number of common and preferred shares, par values and per share amounts have been retroactively adjusted to reflect these amendments.

Contributed Capital

For the period ended February 28, 2009, the Company’s President and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $75,000, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

NOTE E – SUBSEQUENT EVENTS

The deferred revenue of $7,730 received on October 2008, was recognized on March 18 2009 for the project of Fill & Fly, Inc. located at 2420 24th St., Rock Island, IL 61201.

NOTE F - GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $600,686 and $607,220 in the 12 months ended February 28, 2009 and period February 28, 2008 (inception) through February 28, 2009, respectively. The Company has not recorded any revenues and is considered to be a development stage company.
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

Management’s plan in this regards, include seeking environmental remediation contracts from potential clients and raising additional funds through a private placement offering of the Company’s common stock. In fiscal 2009, the Company has raised an additional $7,500 through February 28, 2009. Management believes that the Company’s business development and capital raising activities will provide them with the ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE G – INCOME TAXES

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements.

The income tax benefit differed from the amount computed by applying the US federal income tax rate of 34% to net loss as a result of the following:

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE G – INCOME TAXES (Continued)

	2009		2008
Computed expected tax benefit	(34.00	) %	(34.00	) %
State income tax, net of federal benefit	(7.30)		(7.30)
Change in federal tax rate apportionment	19.00		19.00
Change in valuation allowance	22.30		22.30

Income tax benefit	-%		-%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of February 28, 2009 and February 29, 2008 is presented below:

Deferred Tax Assets:

	2009	2008
Organizational start-up costs	$-	$1,400
Valuation allowance	-	(1,400)

Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

Based upon the lack of historical taxable income and uncertain projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets aggregating $1,400 as of February 29, 2008, and there’s no valuation allowance against the net deferred tax assets as of February 28, 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In May 2009, KBL, LLP (“KBL”) was dismissed by vote of the Board of Directors as International Development and Environmental Holdings’ (“IDEH”) independent registered public accounting firm.  On the same date, the Board voted to retain Enterprise CPAs, Ltd. (“Enterprise”) as IDEH’s independent registered public accounting firm.

KBL did not report on the financial statements for IDEH’s fiscal year ended February 29, 2008.

IDEH had no disagreements with KBL during the period from January 13, 2009or during the subsequent interim periods preceding the termination on any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KBL, would have caused KBL to make reference to the subject matter of such disagreement(s) in connection with its report.

IDEH provided KBL with a copy of the disclosures made in response to Item 304(a) of Regulation S-K on June 15, 2009 and an opportunity to furnish IDEH with a letter addressed to the Securities and Exchange Commission (“SEC”) containing any new information, clarification of the expression of IDEH’s views, or the respects in which it does not agree with the statements made by IDEH herein.     Because we filed this report on Form 10-K the same date of such notification, KBL has provided a letter addressed to the SEC in response to Item 304(a)(3) of Regulation S-K.

On January 13, 2009, Salberg & Company, P.A. (“Salberg”) was replaced by vote of the Board of Directors as International Development and Environmental Holdings’ (“IDEH”) independent registered public accounting firm and retained KBL, LLP (“KBL”) as IDEH’s independent registered public accounting firm.

Salberg’s reports on the financial statements for IDEH’s fiscal year ended February 29, 2008 did not contain any adverse opinion or a disclaimer of opinion.  The report was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

IDEH had no disagreements with Salberg during the period from inception to the end of its first fiscal year or during the subsequent interim periods preceding the termination on any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Salberg, would have caused Salberg to make reference to the subject matter of such disagreement(s) in connection with its report.

IDEH provided Salberg with a copy of the disclosures made in response to Item 304(a) of Regulation S-K and an opportunity to furnish IDEH with a letter addressed to the Securities and Exchange Commission (“SEC”) containing any new information, clarification of the expression of IDEH’s views, or the respects in which it does not agree with the statements made by IDEH herein.    Salberg declined to provide a letter addressed to the SEC in response to Item 304(a)(3) of Regulation S-K.

Item 9A. Controls and Procedures

Not required.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Dr. Philip J. Huseyinof	37	President & CEO, Director
Ronald Hardesty	44	COO AND Interim CFO

Dr. Philip J. Huseyinof has been our President, CEO, and Director since inception. Since March 2007, he has been a Partner - National Holdings, LLC, a Residential development company. Since March 2006, he has been Co-Founder and Partner - Commercial Funding & Development Group, LLC./ SMG Title, a commercial development and lending company where he founded and managed a title agency. From December 2006 to date, he has been Branch Manager - Open Mortgage (Schaumburg Branch), a mortgage lending company. From October 2004 to May 2007, he was Co-Founder & Member - Superior Management Group, LLC., a restaurant management company. From January 2004 to December 2006, he was Co-Founder and Vice-President - Elite Mortgage Company, a mortgage lending company. From December 2000 to December 2003, he was Senior Loan Officer/Division Manager - Mortgage Works, Inc., a mortgage lending company.

Education
D.Sc. - Environmental Science, Rochville University Doctor of Science, Combo Program. Awarded in Environmental Science
M.S. - Awarded in Environmental Safety Management Kennedy Western University/Rochville University Thesis/Dissertation-- Emissions Trading
B.S. - Accounting, minor in Finance, College of Commerce, DePaul University
01/2007- 03/2008 11/2005- 01/2007 06/1998- 06/2000
PROFESSIONAL LICENSES & CERTIFICATIONS
 ASTM Property Condition Assessment Certification.
 ASTM PSA Phase I Certification.
 Certificate of Distinction - Terrestrial Surface Systems.
 Award of Excellence in Environmental Science.
 IL. Dept. of Financial and Professional Regulation, Division of Banking Loan Originator’s License.
 IL. DFPR, Division of Banking, Branch/Branch Manager Mortgagee License.
 Certificate of Registration under the Title Insurance Act by The Division of Financial Institutions.
 20+ Certificates of Completion for Continuing Education from the Mortgage Education Foundation.
 Certified Environmental Professional

Ronald Hardesty has been COO and the Interim CFO since January 31, 2009.  Also, he is the current president of Business Development.  From 1991 to date, he has been a real estate professional, as a realtor, formally with Century 21 Residential & Commercial and REMAX Residential & Commercial, Bloomingdale, IL.  He is a Board Certified Realtor in Illinois.  He is currently pursuing the Illinois Real Estate Broker’s License for Global Real Estate and Finance Company.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and


Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended February 28, 2009, and February 29, 2007.

Name	Title	Year	Salary [1]	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Philip Huseyinof	CEO	2009	$75,000	0	0	0	0	0	0	0
		2008	$70,625	0	0	0	0	0	0	0
Ronald Hardesty	Interim CFO	2009	0	0	0	0	0	0	0	0
		2008	0	0	0	0	0	0	0	0

[1]  Represents accrued and unpaid compensation.

Compensation Agreements

We have entered into an oral employment arrangement with Mr. Huseyinof pursuant to which we will pay him an annual salary of $225,000 to be paid only if funds permit.  For the period ended February 28, 2009, our President and founding shareholder, Philip J. Huseyinof, has provided services to us without the expectation of receiving any compensating payment. The value of these services was estimated at $75,000, based upon the value of another executive officer of us presently under contract. Accordingly, we have recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in our financial statements.

We have entered into a employment agreement with Mr. Hardesty pursuant to which we will pay him an annual salary of $75,000 to be paid when funds permit.

Outstanding Equity Awards At Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END February 28, 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Philip Huseyinof	0	0	0	0	0	0	0	0	0
Ronald Hardesty	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at February 28, 2009.

Director Compensation

The following table summarizes the compensation paid to IDEH’ directors for the fiscal year ended February 28, 2009:

Name	Fees	Stock	Option	Non-Equity	All Other	Total
	Earned or	Awards	Awards	Incentive Plan	Compensation	($)
	Paid in	($)	($)	Compensation	($)
	Cash			($)

Philip Huseyinof	0	0	0	0	0	0
Ronald Hardesty	0	0	0	0	0	0

No director was paid in any format of compensation as of February 28, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.  However, in order to protect shareholder value, Mr. Huseyinof entered into preliminary discussions with several sources concerning selling his controlling interest in the company.  He has no legally binding agreement, commitment or understanding to do so.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 1701 E. Woodfield RD. Suite 915, Schaumburg, IL. 60173.

Shareholders	# of Shares	Percentage
Philip J. Huseyinof	29,900,000	84%
All directors and executive officers as a group [2 persons]	29,900,000	84%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 35,480,000 shares of common stock outstanding as of May 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Upon formation, Dr. Philip J. Huseyinof, our founder and president acquired 50,000,000 shares for a price of $.001 or $50,000 aggregate based upon the par value of our stock upon formation. On August 14, 2008, Mr. Huseyinof returned 20,010,000 of these shares to us for no consideration.

Our office is located at 1701 E. Woodfield Rd. Suite 915 Schaumburg, IL. 60173 The monthly rent is $1,463.79 and the lease is with an affiliate of our president. The term of the lease is 8/01/2008 to 01/31/2010.

Mr. Huseyinof returned 20,010,000 shares of common stock to the Company for no consideration of cancellation on August 14, 2008.

At February 29, 2008, the Company had a receivable from its founder Mr. Huseyinof aggregating $25,267 for the purchase of common stock. The outstanding balance bears interest at 5%, pursuant to an oral agreement, is due on demand and is unsecured. This receivable was subsequently paid in full by May 31, 2008. In order to continue operating the business, the officer advanced his personal asset to the company. As of February 28, 2009, the loans amount from Mr. Huseyinof was $ 69,758. The detail as following list:

Due to Officer :	Date	Amount
Purchase of founders shares	2/28/08	$50,000.00
Expenses - pd by officer personally	2/29/08	(24,732.97)

Bal - Feb 29, 2008		$25,267.03

Expenses - paid by officer personally	3/31/08	(4,064.37)
Expenses - paid by officer personally	4/30/08	(3,645.91)
Expenses - paid by officer personally	5/31/08	(7,062.84)
Officer Advance	5/31/08	(20,001.00)
Accrued interest		100.00
Bal - May 31, 2008		(9,407.09)

Officer Advance	6/30/08	-
Officer Advance	7/31/08	-
Officer Advance	8/31/08	(22,000.00)
Bal - Aug 31, 2008		(31,407.09)
Officer Advance	9/30/08	(5,405.00)
Officer Advance	10/31/08	-
Officer Advance	11/30/08	(3,416.15)
Bal - Nov 30, 2008		(40,228.24)
Repay to officer	12/31/08	1,000.00
Officer Advance	1/31/09	(30,732.00)
Officer Advance	2/28/09	202.21

Bal - Feb 28, 2009		$(69,758.03)

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Salberg & Company, P.S. was our independent auditors for the audit of our annual financial statements for the fiscal year ended February 29, 2008, and review of financial statements for the period ending May 31, and August 31, 2008 in our Forms 10-Qs.  KBL, LLC also reviewed 10-Q for the period ending November 30, 2008.

Enterprise CPAs, Ltd. was our independent auditor for the audit of annual financial statements for the fiscal year ended February 28, 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2008 and 2009.

	2009	2008

Audit Fees	$11,010	$23,556
Audit-Related Fees
Tax Fees
All Other Fees
Total	$11,010	$23,556

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Development and Environmental Holdings, a Nevada corporation

Date: June 15, 2009	By:	/s/ Philip Huseyinof
Philip Huseyinof
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Philip Huseyinof	Philip Huseyinof	Principal Executive Officer and Director	June 15, 2009
/s/ Ronald Hardesty	Ronald Hardesty	Principal Financial Officer and Principal Accounting Officer	June 15, 2009