Form 10-Q
period 2009-05-31
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2009-07-15
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,490,000 shares of common stock outstanding as of May 31, 2009.

INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

Financial Statements
(Unaudit)

As of May 31, 2009 and 2008,
And Cumulative from February 28, 2008 (Inception) to May 31, 2009

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
BALANCE SHEETS
	May 31	February 28
	2009	2009
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$10,810	$(406)
Account Receivable	2,995	-
Prepaid expense	-	-
Total Current Assets	$13,805	$(406)

Property, plant and equipment, net	$2,880	$3,248
Other assets:
Loan to officers	-	1,910
Total Other Assets	$-	$1,910

TOTAL ASSETS	$16,685	$4,752

LIABILITIES & EQUITY
Current liabilities:
Loan from officer	62,250	$69,758
Account payable	169,160	155,085
Credit card payable	2,140	7,174
Accrued compensation	89,375	70,625
Loans from William Group	11,500	-
Deferred revenue	-	7,730
Total Current Liabilities	$334,426	$310,372

Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
issued and outstanding at May 31, 2009.	$35,480	$35,480
Paid-in capital	284,770	266,020
Deficit accumulated during the development stage	(637,991)	(607,120)
Total stockholders' equity	(317,741)	$(305,620)

TOTAL LIABILITIES & EQUITY	$16,685	$4,752

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF LOSS
			Cumulative from
			February 28, 2008
	Three Months	Three Months	(Date of Inception)
	Ended May 31	Ended May 31	Through May 31,
	2009	2008	2009
	Unaudited	Unaudited	Unaudited
Revenues:	$23,720	$-	$23,720
Cost of Goods Sold	$10,617	$-	$160,310
Gross Profit	$13,103	$-	$(136,590)
Operating expenses:
Research and development	-	-	-
Professional, consulting and marketing fees	500	-	234,203
General and administrative expenses	43,306	52,361	265,965
Depreciation and amortization expenses	368	-	1,533
Total Operating Expenses	44,174	52,361	501,701
Operating Loss	$(31,071)	$(52,361)	$(638,291)
Interest income, net	$200	$100	$300
Interest Expense, net	$-	$-	$-
Loss before taxes	$(30,871)	$(52,261)	$(637,991)
Loss tax expense	$-	$-	$-
Net Loss	$(30,871)	$(52,261)	$(637,991)

Net Loss per common share-Basics	$(0.00)	$(0.00)	$(0.02)
Net Loss per common share-Diluted	$(0.00)	$(0.00)	$(0.02)

Basic and diluted weighted average
common shares outstanding (Note B)	35,480,000	52,078,457	41,672,314

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED May 31, 2009
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder
for cash and subscriptions
receivable on 2/28/08	50,000,000	$50,000			$50,000

Issued common stocks to Williams
for services rendered on 2/28/08	2,000,000	$2,000			$2,000

Net loss for the period
ended February 29, 2008				$(6,534)	$(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for
compensation expense
@0.05 per share on 3/21/08	100,000	$100	$4,900		$5,000

Issued common stocks for
cash @0.05 per share	150,000	$150	$7,350		$7,500

Issued common stocks for services
rendered @0.05 per share	3,240,000	$3,240	$158,760		$162,000

Cancellation of shares by
founder for no consideration	(20,010,000)	$(20,010)	$20,010		$-

Contributed capital			$75,000		$75,000

Net Loss for the period
ended February 28, 2009				$(600,586)	$(600,586)
Balance, February 28, 2009	35,480,000	$35,480	$266,020	$(607,120)	$(305,620)

Contributed capital			$18,750		$18,750

Net Loss for the period
ended May 31, 2009				$(30,871)	$(30,871)
Balance, May 31, 2009	35,480,000	$35,480	$284,770	$(637,991)	$(317,741)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
			Cumulative
			from February
			28, 2008 (Date
			of Inception)
	Three Months	Three Months	Through
	Ended May 31	Ended May 31	May 31
	2009	2008	2009
Operating Activities:	Unaudited	Unaudited	Unaudited
Net Loss	$(30,871)	$(52,261)	$(637,991)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	368	61	1,533
Non-cash portion of share based legal fee expense	-	-	2,000
Non-cash portion of share based compensation expense	-	5,000	5,000
Non-cash portion of share based consulting expense	-	-	162,000
Non-cash issuances of President's contributed capital	18,750	18,750	93,750
Write off of offering costs	-	-	17,199
Prepaid expense	-	(6,400)	-
Loans to officer			(1,910)
Decrease (Increase) in accounts receivable	(2,995)		(2,995)
Increase (Decrease) in accrued compensation	18,750	14,375	89,375
Increase (Decrease) in account payable	14,075	-	169,160
Increase (Decrease) in credit card payable	(5,034)	-	2,141
Increase(Decrease) in deferred revenue	(7,730)	-	-
Net cash provided by operating activities	$5,313	$(20,475)	$(100,738)
Investing Activities:
Property, plant and equipment	-	(4,413)	(4,413)
Net cash provided by investing activities	$-	$(4,413)	$(4,413)
Financing Activities:
Proceeds from issuance of common stock	-	300	32,233
Proceeds from collection of subscriptions receivable		25,267	25,267
Proceeds from officer loans	(5,598)	9,407	64,160
Loans From William Group	11,500	-	11,500
Disbursement of deferred offering costs		(3,000)	(17,199)
Net cash provided by financing activities	5,902	$31,974	$115,961
Net increase (decrease) in cash and cash equivalents	$11,215	$7,086	$10,809
Cash and cash equivalents at beginning of the year	$(406)	-	$-
Cash and cash equivalents at end of year	$10,809	$7,086	$10,809

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

The Company is presented as in the development stage as of May 31, 2009.  The Company’s business activities during its development stage consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of May 31, 2009 has $ 10,801 cash equivalents.

Property, Plant, and Equipment Depreciation

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. In last fiscal year, the company purchased software cost $ 4,413. As of May, 2009, an accumulate value of $ 1,533 was being depreciated; there was $ 368 depreciation expense recorded in the period of March 1, 2009 to May 31, 2009.

Deferred Offering Costs

At the period ended February 29, 2008, the Company had deferred external costs associated with its planned initial public offering in fiscal 2009, at which time the costs will be charged against the capital raised or upon effectiveness of the offering. And the costs of $ 17,199 have charged to operations at the period ended May 31, 2009. As of May 31, 2009, there was no deferred offering cost.

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

As of May 31, 2009, the Company issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

The following table I illustrated the calculations for basics and diluted net loss per common share for the period of March 1 2008 to May 31, 2008, March 1 2009 to May 31, 2009,and cumulative period from February 28, 2008 (Date of inception) through May 31, 2009.

Table I

Period Ended May 31, 2008
Loss available to common stockholders					$(52,261)

		Activity	Shares Outstanding	Days	Weighted Average Share

3/1/2008	3/20/2008	-	52,000,000	20	11,304,348
3/21/2008	5/28/2008	100,000	52,100,000	69	39,075,000
5/29/2008	5/31/2008	6,000	52,106,000	3	1,699,109

Total				92	52,078,457

Basic & Diluted Net Loss Per Common Share					$(0.00)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basics and Diluted Net Loss Per Common Share (Continued)

Period Ended May 31, 2009
Loss available to common stockholders					$(30,871)

		Activity	Shares Outstanding	Days	Weighted Average Share
3/1/2009	5/31/2009	-	35,480,000	92	35,480,000
Total				92	35,480,000
Basic & Diluted Net Loss Per Common Share					$(0.00)

Cumulative Period From February 28 2008 to May 31, 2009
Loss available to common stockholders					$(637,991)

		Activity	Shares Outstanding	Days	Weighted Average Share
2/28/2008	2/28/2008	52,000,000	52,000,000	1	113,290
2/29/2008	3/20/2008	-	52,000,000	21	2,379,085
3/21/2008	5/28/2008	100,000	52,100,000	69	7,832,026
5/29/2008	7/14/2008	78,000	52,178,000	47	5,342,845
7/15/2008	8/13/2008	2,018,000	54,196,000	30	3,542,222
8/14/2008	8/24/2008	(20,010,000)	34,186,000	11	819,272
8/25/2008	2/28/2009	1,294,000	35,480,000	188	14,532,113
3/1/2009	5/31/2009	-	35,480,000	92	7,111,460
Total				459	41,672,314

Basic & Diluted Net Loss Per Common Share					$(0.02)

The equation from computing basic and diluted EPS is: Income available to common shareholders/Weighted-average shares

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.  As of May 31, 2009, $ 23,720 revenue was recognized.

Cost of Goods Sold

At the period ended May 31, 2009, an amount of $ 10,617 Cost of Goods Sold was recorded for the projects performing.

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has Account Receivable of $ 2,995 as of May 31, 2009.

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
Operating Expense

As of May 31, 2009, the company has a total operating expense of $ 44,174.

Details are listed in Table below:

Expense	5/31/2009
Transfer Agent Service Fee	$3,275.00
Bank Service Charges	$836.50
Compensation Expense	$37,500.00
Depreciation Expense	$368.00
Miscellaneous	$198.30
Office Supplies	$191.89
Printing and Reproduction	$48.15
Professional Fees
Accounting	-
Legal Fees	500.00
Total Professional Fees	$500.00
Rent	$787.50
Travel & Entertainment
Airfare	-
Auto	104.44
Lodging	131.99
Meals	202.19
Entertainment	30.00
Total Travel & Entertainment	$468.62
Total Expense	$44,173.96

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Payable

The Company incurred accounts payable $169,160, included professional fee of $16,000 and cost of goods sold of $153,160, respectively.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officer and Shareholder

As of May 31, 2009, the shareholder William Group loans $ 11,500 and the founder and officer, Philip J. Huseyinof, loans $ 62,250 to the Company to continuing operating.

Accrued Compensation

As of May 31, 2009, the company has a total of $ 89,375 accrued compensation for COO, Ronald Hardesty started from March 21, 2008 to May 31, 2009.

During the period March 1, 2008 to May 31, 2009, the Company’s President and founding shareholder, Philip J. Huseyinof, has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $93,750, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

Operating Leases

The Company entered into three leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from June 1, 2008 through May 31, 2009 and requires a $3,458 monthly lease payment. The second lease consists of a sublease of office space from a related party, which is a business affiliated with the Company’s founding shareholder, officer and director. The sublease term runs from August 1, 2008 through January 31, 2010 and requires a $1,464 monthly lease payment. The third lease consists of a sublease of office space. The sublease term runs from September 1, 2008 through August 31, 2009 and required the issuance of 10,000 shares of Company common stock as consideration for the entire lease term.  The value of the common stock was at $.05 per share or $500.

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

During the period March 1, 2008 through May 31, 2009, the Company issued an additional 150,000 shares of common stock at $0.05 per share in a private placement raising an aggregate of $7,500, and issued 3,240,000 shares of stock at the $0.05 value for consulting services rendered at a value of $162,000.

The Company’s founder returned 20,010,000 shares of common stock to the Company for no consideration of cancellation on August 14, 2008.

During the period of March 1, 2009 to May 31, 2009, the Company issued no additional shares.

Therefore, as of May 31, 2009, there were a total of 35,480,000 common shares outstanding.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

Contributed Capital

For the period ended May 31, 2009, the Company’s President and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $18,750, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

NOTE F - GOING CONCERN

As shown in the financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 30,871 and $52,261 in the 3 months ended May 31, 2009 and 2008; and a cumulative losses $ 637,991 for the period February 28, 2008 (date of inception) through May 31, 2009.

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

Management’s plan in this regards, include seeking environmental remediation contracts from potential clients and raising additional funds through a private placement offering of the Company’s common stock. As of May 31, 2009, the Company has raised revenue of $ 23,720. Management believes that the Company’s business development and capital raising activities will provide them with the ability to continue as a going concern.

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

Development Stage Revenues and Expenditures

Development stage revenues during the period from inception on February 28, 2008 to May 31, 2009 were $23,720.  Development stage expenditures during the period from inception on February 28, 2008 to May 31, 2009 were $501,701, which consisted primarily of professional, consulting and marketing fees of $234,203 and general and administrative expenses $265,965 related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; and $160,310 in cost of sales related to our operations.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our president.

At May 31, 2009, we had total assets of $16,685 consisting of cash, property and equipment and deposits.

At May 31, 2009, our total liabilities were $334,426, consisting of loans from officer and shareholder, accounts payable, credit card payable, accrued compensation, and deferred revenue.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities, the public sales of equity securities and borrowing from commercial lenders or our president. Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand. At May 31, 2009, the amount advanced was $62,250. He is not obligated to do make any further advances. We have no agreement, commitment or understanding to secure any such funding from any other source.

We have no cash and are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are also focusing on short term Phase I, Phase II and tank inspections that reimburse in a shorter period of time.

We have a loan agreement with two private lenders to advance us up to $75,000 in stages through September 30, 2009.  At May 31, 2009, $11,500 had been advanced.  The Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of May 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of May 31, 2009 due to the following:  We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   We are, in fact, a small, relatively simple operation from a financial point of view.  The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In order to mitigate this material weakness to the fullest extent possible, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

July 15, 2009	By:	/s/ Philip J. Huseyinof
Philip J. Huseyinof Chairman and CEO
July 15, 2009	By	/s/ Ronald Hardesty
Ronald Hardesty Principal Financial and Principal Accounting Officer