Form 10-Q
period 2009-08-31
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2009-10-19
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended: August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT:
For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

869 E. Schaumburg Rd. Suite 132, Schaumburg, IL 60194
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,480,000 shares of common stock outstanding as of August 31, 2009.

INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

Financial Statements
(Unaudit)

As of August 31, 2009 and 2008,
And Cumulative from February 28, 2008 (Inception) to August 31, 2009

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
BALANCE SHEETS
	August 31	February 28
	2009	2009
ASSETS	Unaudit
Current assets:
Cash and cash equivalents	$28,622	$(406)
Account Receivable	3,485	-
Prepaid expense	-	-
Total Current Assets	$32,107	$(406)

Property, plant and equipment, net	$2,512	$3,248
Other assets:
Loan to officers	-	1,910
Total Other Assets	$-	$1,910

TOTAL ASSETS	$34,619	$4,752

LIABILITIES & EQUITY
Current liabilities:
Loan from officer	19,952	$69,758
Account payable	190,307	155,085
Credit card payable	2,294	7,174
Accrued compensation	108,125	70,625
Loans from Private Lenders	56,667	-
Deferred revenue	7,230	7,730
Total Current Liabilities	$384,575	$310,372

Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares
issued and outstanding at August 31, 2009.	$35,480	$35,480
Paid-in capital	303,520	266,020
Deficit accumulated during the development stage	(688,955)	(607,120)
Total stockholders' equity	(349,955)	$(305,620)

TOTAL LIABILITIES & EQUITY	$34,619	$4,752

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF OPERATION
					Cumulative from
	Six Months Ended		Three Months Ended		February 28, 2008
	August 31		August 31		(Date of Inception)
	2009	2008	2009	2008	to August 31, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$45,525	$-	$21,805	$-	$45,525
Cost of Goods Sold	$10,617	$-	$-	$-	$160,310
Gross Profit	$34,908	$-	$21,805	$-	$(114,785)
Operating expenses:
Research and development	-	-	-	-	-
Professional, consulting and marketing fees	14,690	35,353	14,190	33,315	248,393
Selling, general and administrative expenses	101,518	268,149	58,212	217,887	324,177
Depreciation and amortization expenses	736	429	368	368	1,901
Total Operating Expenses	116,944	303,931	72,770	251,570	574,471
Operating Income( Loss)	$(82,035)	$(303,931)	$(50,965)	$(251,570)	$(689,255)

Investment income, net	$200	$100	$-	$-	$300
Interest Expense, net	-	-	-	-	-
Income(Loss) before taxes	$(81,835)	$(303,831)	$(50,965)	$(251,570)	$(688,955)
Income(Loss) tax expense	-	-	-	-	-
Net Income(Loss)	$(81,835)	$(303,831)	$(50,965)	$(251,570)	$(688,955)

Net Income(Loss) per common share-Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net Income(Loss) per common share-Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED August 31, 2009
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder
for cash and subscriptions
receivable on 2/28/08	50,000,000	$50,000			$50,000

Issued common stocks to Williams
for services rendered on 2/28/08	2,000,000	$2,000			$2,000

Net loss for the period
ended February 29, 2008				$(6,534)	$(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for
compensation expense
@0.05 per share on 3/21/08	100,000	$100	$4,900		$5,000

Issued common stocks for
cash @0.05 per share	150,000	$150	$7,350		$7,500

Issued common stocks for services
rendered @0.05 per share	3,240,000	$3,240	$158,760		$162,000

Cancellation of shares by
founder for no consideration	(20,010,000)	$(20,010)	$20,010		$-

Contributed capital			$75,000		$75,000

Net Loss for the period
ended February 28, 2009				$(600,586)	$(600,586)
Balance, February 28, 2009	35,480,000	$35,480	$266,020	$(607,120)	$(305,620)

Contributed capital			$37,500		$37,500

Net Loss for the period
ended August 31, 2009				$(81,835)	$(81,835)
Balance, August 31, 2009	35,480,000	$35,480	$303,520	$(688,955)	$(349,955)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
					Cumulative from
	Six Months Ended		Three Months Ended		February 28, 2008
	August 31		August 31		(Date of Inception)
	2009	2008	2009	2008	to August 31, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Loss	$(81,835)	$(303,831)	$(50,965)	$(251,570)	$(688,955)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	736	429	368	368	1,901
Non-cash portion of share based legal fee expense	-	-	-	-	2,000
Non-cash portion of share based compensation expense	-	5,000	-	-	5,000
Non-cash portion of share based consulting expense	-	162,000	-	162,000	162,000
Non-cash issuances of President's contributed capital	37,500	37,500	18,750	18,750	112,500
Write off of offering costs	-	20,199	-	20,199	20,199
Prepaid expense	-	(3,400)	-	3,000	-
Loans to officer	-	-	-	-	(1,910)
Decrease (Increase) in accounts receivable	(3,485)	-	(490)	-	(3,485)
Increase (Decrease) in accrued compensation	37,500	33,125	18,750	18,750	108,125
Increase (Decrease) in account payable	35,222	-	21,147	-	190,307
Increase (Decrease) in credit card payable	(4,880)	2,686	153	2,686	2,295
Increase(Decrease) in deferred revenue	(500)	-	7,230	-	7,230
Net cash provided by operating activities	$20,257	$(46,292)	$14,944	$(25,817)	$(82,794)
Investing Activities:
Property, plant and equipment	-	(4,413)	-	-	(4,413)
Net cash provided by investing activities	$-	$(4,413)	$-	$-	$(4,413)
Financing Activities:
Proceeds from issurance of common stock	-	7,200	-	6,900	32,233
Proceeds from collection of subscriptions receivable	-	25,267	-	-	25,267
Proceeds from officer loans	(47,896)	31,407	(42,298)	22,000	21,862
Loans From William Group	56,667	-	45,167	-	56,667
Disbursement of deferred offering costs	-	(3,000)	-	-	(20,199)
Net cash provided by financing activities	$8,771	$60,874	$2,869	$28,900	$115,830
Net increase (decrease) in cash and cash equivalents	$29,028	$10,169	$17,813	$3,083	$28,622
Cash and cash equivalents at beginning of the period	(406)	-	10,809	7,086	-
Cash and cash equivalents at end of the period	$28,622	$10,169	$28,622	$10,169	$28,622

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of August 31, 2009 has $ 28,622 cash equivalents.

Property, Plant, and Equipment Depreciation

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. In last fiscal year, the company purchased software cost $ 4,413. As of August, 2009, an accumulate value of $ 1,901 was being depreciated; there was $ 368 depreciation expense recorded in the period of June 1, 2009 to August 31, 2009.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Offering Costs

At the period ended February 29, 2008, the Company had deferred external costs associated with its planned initial public offering in fiscal 2009, at which time the costs will be charged against the capital raised or upon effectiveness of the offering. And the costs of $ 17,199 have charged to operations at the period ended February 28, 2009. As of August 31, 2009, there was no deferred offering cost.

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

As of August 31, 2009, the Company issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.  For the six months ended August 31, 2009 $ 45,525 revenue was recognized.

Cost of Goods Sold

For six months ended August 31, 2009, an amount of $ 10,617 Cost of Goods Sold was recorded for the projects performing.

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has Account Receivable of $ 3,485 as of August 31, 2009.

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

Accounts Payable

As of August 31, 2009, the Company incurred accounts payable $190,307, included professional fee of $28,108 and cost of goods sold of $162,199, respectively.

The professional fee is consists of $12,000 payable to Williams Law Group for legal fee, $4,000 for 10-Q review fee to KBL, LLP, $ 3,275 for SEC filling to Vintage, and $ 8,833 for 10-K Auditing fee to Enterprise CPAs, Ltd.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

As of August 31, 2009, the company has a total operating expense of $ 116,943.55.

Details are listed in Table below:

		Three months Ended	Six months Ended
		8/31/2009	8/31/2009
Expense
	Transfer Agent Service Fee	200.00	3,475.00
	Discount Expense	40.00	40.00
	Miscellaneous	-	198.30
	Organization Cost	3,924.00	3,924.00
	Training	180.00	180.00
	State Fees	250.00	250.00
	Bank Service Charges	662.00	1,498.50
	Compensation Expense	37,500.00	75,000.00
	Depreciation Expense	368.00	736.00
	Dues and Subscriptions	2,496.13	2,496.13
	Office Supplies	813.47	1,005.36
	Postage and Delivery	59.50	59.50
	Printing and Reproduction		48.15
	Professional Fees
	Accounting	12,500.00	12,500.00
	Legal Fees	1,689.50	2,189.50
	Total Professional Fees	14,189.50	14,689.50
	Rent	1,400.00	2,187.50
	Subcontractors	9,123.74	9,123.74
	Telephone	1,072.64	1,072.64
	Travel & Entertainment
	Auto	139.29	243.73
	Entertainment	18.12	48.12
	Lodging	-	131.99
	Meals	311.82	514.01
	Other	21.38	21.38
	Total Travel & Entertainment	490.61	959.23
Total		$72,769.59	$116,943.55

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officer and Shareholder

For the period of June 1, 2009 to August 31, 2009, William Group loaned additional $45,166.66 to the company.  As of August 31, 2009, the shareholder William Group loans total of $56,666.66 to the Company for continuing operating.

Accrued Compensation

As of August 31, 2009, the company has a total of $108,125 accrued compensation for COO, Ronald Hardesty started from March 21, 2008 to August 31, 2009.

During the period March 1, 2008 to August 31, 2009, the Company’s President and founding shareholder, Philip J. Huseyinof, has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $112,500, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

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

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

On February 28, 2008 (date of inception) the Company issued 50,000,000 shares of common stock to its founder at $0.001 per share or $50,000 in initial capital ($24,733 cash and $25,267 subscription receivable) to fund the Company’s development efforts.

Additionally on February 28, 2008, the Company issued 2,000,000 shares of common stock for legal services rendered which were valued at $2,000 based on the $0.001 value of the shares issued at.

 On March 21, 2008, the company issued 100,000 shares at a value of $0.05 per share to one of the officer for compensation expense upon to the employment agreement at a total value of $5,000.

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

During the period of March 1, 2009 to August 31, 2009, the Company issued no additional shares.

Therefore, as of August 31, 2009, there were a total of 35,480,000 common shares outstanding.

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

Contributed Capital

For the six months period ended August 31, 2009, the Company’s President and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $37,500, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

NOTE E – SUBSEQUENT EVENTS

On September 15, the account receivable of $3,485 was paid by Olsen Properties.

NOTE F - GOING CONCERN

As shown in the financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $81,835 and $303,831 in the six months ended August 31, 2009 and 2008; and a cumulative losses $88,955 for the period February 28, 2008 (date of inception) through August 31, 2009.

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

Management’s plan in this regards, include seeking environmental remediation contracts from potential clients and raising additional funds through a private placement offering of the Company’s common stock. As of August 31, 2009, the Company has raised revenue of $45,525. Management believes that the Company’s business development and capital raising activities will provide them with the ability to continue as a going concern.

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

Since inception, we have completed two contracts.  The first is Alliance Petroleum in Bedford Park, Illinois on completed on December 15, 2008.  We have submitted a formal request for reimbursement to the State of Illinois for this project and hope to have a response and acceptance from the Illinois EPA within 120 days.

The second contract is Park Forest Marathon in Park Forest, Illinois on November 26, 2008.  We are in the process of a formal request for reimbursement to the State of Illinois for this project and should have this completed within the near future and should have a response and acceptance from the Illinois EPA within 120 days after submission.

In addition, we have 16 remediation contracts that we are awaiting funding to commence..

Development Stage Revenues and Expenditures

Development stage revenues during the period from inception on February 28, 2008 to August 31, 2009 were $45,525.  Development stage expenditures during the period from inception on February 28, 2008 to August 31, 2009 were $689,255 , which consisted primarily of professional, consulting and marketing fees of $249,393 and general and administrative expenses $324,177 related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; and $160,310 in cost of sales related to our operations.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our president and private lenders.

At August 31, 2009, we had total assets of $34,619 consisting of cash, property and equipment and deposits.

At August 31, 2009, our total liabilities were $384,575, consisting of loans from officer and private lender, accounts payable, credit card payable, accrued compensation, and deferred revenue.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of our equity securities, the public sales of equity securities and borrowing from commercial lenders or our president. Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand. At August 31, 2009, the unpaid amount advanced was $19,952. He is not obligated to do make any further advances. Except as set forth below, we have no agreement, commitment or understanding to secure any such funding from any other source.

We have no cash and are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are also focusing on short term Phase I, Phase II and tank inspections that reimburse in a shorter period of time.  We continue to engage in discussions with third party companies concerning potential acquisition, but we have no binding agreement in place at this time.

We have a loan agreement with two private lenders to advance us up to $75,000 in stages through September 30, 2009.  At August 31, 2009, $56,667 had been advanced.  The Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

October 19, 2009	By:	/s/ Philip J. Huseyinof
Philip J. Huseyinof Chairman and CEO
October 19, 2009	By	/s/ Ronald Hardesty
Ronald Hardesty Principal Financial and Principal Accounting Officer