Form 10-Q
period 2009-11-30
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2010-01-19
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,480,000 shares of common stock outstanding as of November 30, 2009.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

Financial Statements

(Unaudited)

As of November 30, 2009 and 2008,

And Cumulative from February 28, 2008 (Inception) to November 30, 2009

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
BALANCE SHEET

	November 30,	February 28,
	2009	2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$23,068	$(406)
Account Receivable	-	-
Prepaid expense	-	-
Total Current Assets	$23,068	$(406)

Property, plant and equipment, net	$2,144	$3,248
Other assets:
Loan to officers	-	1,910
Total Other Assets	$-	$1,910

TOTAL ASSETS	$25,212	$4,752

LIABILITIES & EQUITY
Current liabilities:
Loan from officer	$22,146	$69,758
Account payable	271,354	155,085
Credit card payable	2,294	7,174
Accrued compensation	114,075	70,625
Loans from private lenders	101,896	-
Deferred revenue	7,230	7,730
Total Current Liabilities	$518,995	$310,372

Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,480,000 issued and outstanding at November 30, 2009	$35,480	$35,480
Paid-in capital	322,270	266,020
Deficit accumulated during the development stage	(851,533)	(607,120)
Total stockholders' equity	$(493,783)	$(305,620)

TOTAL LIABILITIES & EQUITY	$25,212	$4,752

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

STATEMENT OF OPERATIONS

(A Development Stage Company)

	Nine Months Ended			Three Months Ended			February 28, 2008
	30-Nov			30-Nov			(Date of Inception)
	2009	2008		2009	2008		to November 30, 2009
	Unaudited			Unaudited			Unaudited
Revenues:	$45,525	$		$-	$		$45,525
Cost of Goods Sold	10,617		19,614	-		19,614	160,310
Gross Profit	$34,908		$(19,614)	$-		$(19,614)	$(114,785)
Operating expenses:
Research and development	-		-	-		-	-
Professional, consulting and marketing fees	79,460		325,237	64,770		52,295	316,651
Selling, general and administrative expenses	198,957		50,850	97,439		19,340	418,128
Depreciation and amortization expenses	1,104		-	368		-	2,269
Total Operating Expenses	$279,521		$376,087	$162,577		$71,635	$737,048
Operating Income( Loss)	(244,613)		(395,701)	(162,577)		(91,249)	(851,833)

Investment income, net	200		100	-		-	300
Interest Expense, net	-		-	-		-	-
Income(Loss) before taxes	-		-	-		-
Income(Loss) tax expense	-		-	-		-	-
Net Income(Loss)	$(244,413)		$(395,601)	$(162,577)		$(91,249)	$(851,533)

Net Income(Loss) per common share-Basic	$(0.00)		$(0.00)	$(0.00)		$(0.00)	$(0.02)
Net Income(Loss) per common share-Diluted	$(0.00)		$(0.00)	$(0.00)		$(0.00)	$(0.02)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED NOVEMBER 30, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder for cash and subscriptions receivable on 2/28/08	50,000,000	50,000	-	-	50,000

Issued common stocks to Williams for services rendered on 2/28/08	2,000,000	2,000	-	-	2,000

Net loss for the period ended February 29, 2008	-	-	-	(6,534)	(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for compensation expense @0.05 per share on 3/21/08	100,000	100	4,900	-	5,000

Issued common stocks for cash @0.05 per share	150,000	150	7,350	-	7,500

Issued common stocks for services rendered @0.05 per share	3,240,000	3,240	158,760	-	162,000

Cancellation of shares by founder for no consideration	(20,010,000)	(20,010)	20,010	-	-

Contributed capital	-	-	75,000	-	75,000

Net Loss for the period ended February 28, 2009	-	-	-	(600,586)	(600,586)
Balance, February 28, 2009	35,480,000	$35,480	$266,020	$(607,120)	$(305,620)

Contributed capital	-	-	56,250	-	56,250

Net Loss for the period ended November 30, 2009	-	-	-	(244,413)	(244,413)
Balance, November 30, 2009	35,480,000	$35,480	$322,270	$(851,533)	$(493,783)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
STATEMENT OF CASH FLOWS

					Cumulative from
	Nine Months Ended		Three Months Ended		February 28, 2008
	November 30		November 30		(Date of Inception)
	2009	2008	2009	2008	to November 30, 2009
	Unaudited		Unaudited		Unaudited
Operating Activities:
Net Loss	$(244,413)	$(395,637)	$(162,577)	$(91,249)	$(851,533)
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation	1,104	797	368	368	2,269
Non-cash portion of share based legal fee expense	-	-	-	-	2,000
Non-cash portion of share based compensation expense	-	5,000	-	-	5,000
Non-cash portion of share based consulting expense	-	162,000	-	-	162,000
Non-cash issuances of President's contributed capital	56,250	56,250	18,750	-	131,250
Write off of offering costs	-	20,199	-	-	20,199
Prepaid expense	-	(6,400)	-	-
Loans to officer	(46,943)	-	(3,913)	-	(48,854)
Increase (Decrease) in accrued compensation	43,450	51,875	5,950	18,750	114,075
Increase (Decrease) in accounts payable	116,269	32,912	84,493	19,201	268,113
Increase (Decrease) in credit card payable	(4,881)	-		-	2,289
Increase(Decrease) in deferred revenue	(500)	7,730		7,730	7,230
Net cash provided by operating activities	$(79,664)	$(65,274)	$(56,929)	$(45,200)	$(185,962)
Investing Activities:
Property, plant and equipment	-	(4,413)	-	-	(4,413)
Net cash provided by investing activities	$-	$(4,413)	$-	$-	$(4,413)
Financing Activities:
Proceeds from issuance of common stock	-	32,767	-	19,044	35,480
Proceeds from collection of subscriptions receivable	-	-	-	-	25,267
Proceeds from officer loans	1,242	-	6,106	8,821	70,999
Loans From Williams Law Group	101,896	40,228	45,229	-	101,896
Disbursement of deferred offering costs		-	-	-	(20,199)
Net cash provided by financing activities	$103,138	$72,995	$51,335	$27,865	$213,443
Net increase (decrease) in cash and cash equivalents	$23,474	$3,308	$(5,594)	$(17,335)	$23,068
Cash and cash equivalents at beginning of the period	(406)	-	28,662	20,643	-
Cash and cash equivalents at end of the period	$23,068	$3,308	$23,068	$3,308	$23,068

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

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

The Company is presented as in the development stage as of November 30, 2009.  The Company’s business activities during its development stage consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in FASB ASC Topic 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to secure environmental remediation contracts.

Basis of Accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting.

The Company’s fiscal year end is the last day of February, i.e., February 28th or 29th.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of November 30, 2009 has $23,608 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. As of November 30, 2009, the company purchased software at a cost $ 4,413. In the period of August 31, 2009 to November 30, 2009, $368 depreciation expense was recorded.

Deferred Offering Costs

At the period ended February 29, 2008, the Company had deferred external costs associated with its planned initial public offering in fiscal 2009, at which time the costs would be charged against the capital raised upon effectiveness of the offering.  Due to the fact that the planned offering has been indefinitely deferred, costs of $ 17,199 have been expensed to operations for the period ended February 28, 2009.  As of November 30, 2009, there was no deferred offering cost.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company incurs costs on activities that relate to the securing of environmental remediation contracts. Research and development costs are expensed as incurred. The Company has expensed its payments in connection with research and development costs.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement ASC 718, “Compensation- Stock Compensation”. ASC 718 requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of ASC 718 are effective for small business issuers beginning as of the next interim period after December 15, 2005.

The Company has elected to use the modified–prospective approach method. Stock-based compensation expense for all awards granted is based on the grant-date fair values estimated in accordance with the provisions of ASC 718. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vested tranche of each award.

The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) ASC 505 “Equity-Based Payments to Non-Employees”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260, “Earnings per Share”.  ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

As of November 30, 2009, the Company has issued one type of share, i.e., common shares only.  There are no other types of securities.  Accordingly, the diluted and basic net loss per common share are the same.

Revenues

The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.  For the nine months ended November 30, 2009, $45,525 revenue was recognized.

Cost of Goods Sold

For the nine months ended November 30, 2009, an amount of $10,617 Cost of Goods Sold was recorded for the projects performed.

Accounts Receivable

The Company will extend credit based on an evaluation of a customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has Accounts Receivables of $0 as of November 30, 2009.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Payable

As of November 30, 2009, the Company incurred accounts payable of $271,354, including professional fees of $34,216, cost of goods sold of $160,310, $21,444 of rent payable and other service fee payables of $55,385.

The professional fees consist of $12,000 payable to Williams Law Group for legal fees and $22,216 payable to various accounting firms for audit, review and accounting services.

For total rental expense of $21,444 during the period of September 1 to November 30, 2009, $3,925 was estimated based on the contingency of the settlement of a lawsuit with Chatham Executive Suite LLC, according to FASB ASC 450-20-25, Recognition of Loss Contingencies, a loss contingencies should be accrued when it is reasonable estimable and relates to the current or prior period.  The lawsuit was eventually settled for the exact final rental payment of $3,925 on January 7, 2010.

Operating Expense

For the nine months ended November 30, 2009, the company has a total operating expense of $279,521.

Details are listed in Table below:

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense (Continued)

	Three months Ended	Nine months Ended
	11-30-2009	11-30-2009
Expense
Transfer Agent Service Fee	$-	$3,475
Discount Expense	-	40
Miscellaneous	34,008	33,927
Organization Cost	-	3,924
Training	-	180
State Fees	-	250
Bank Service Charges	1,175	2,642
Compensation Expense	37,500	112,500
Computer Expense	1,416	1,416
Consulting Expense	53,770	53,770
Depreciation Expense	368	1,104
Dues and Subscriptions	-	2,746
Office Supplies	1,245	2,311
Postage and Delivery	-	60
Printing and Reproduction	-	48
Professional Fees
Accounting	$11,000	$23,500
Legal Fees		2,190
Total Professional Fees	11,000	25,690
Rent	21,444	23,632
Subcontractors	-	9,124
Telephone	594	1,667
Travel & Entertainment
Auto	$30	$274
Entertainment	-	48
Lodging	-	132
Meals	27	541
Other	$-	$20
Total Travel & Entertainment	$57	$1,015
Total	$162,577	$279,521

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASC 805	December 2007	Business Combinations
ASC 810	December 2007	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
ASC 815	March 2008	Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133
ASC 944	May 2008	Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on our financial statements.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officer and Shareholder

For the period ending November 30, 2009, Williams Law Group loaned an additional $ 45,229 to the company.  As of November 30, 2009, the shareholder, Williams Law Group, loaned a total of $ 101,896 to the Company for continuing operations.

Accrued Compensation

As of November 30, 2009, the company has a total of $114,075 accrued compensation for its then COO, Ronald Hardesty.  This accrual started from March 21, 2008 to November 30, 2009.

During the period March 1, 2008 to November 30, 2009, the Company’s President and founding shareholder, Philip J. Huseyinof, has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $131,250, based upon the value of another executive officer of the Company then under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the period of March 1, 2009 to November 30, 2009, the Company issued no additional shares.  Therefore, as of November 30, 2009, there were a total of 35,480,000 common shares outstanding.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

Contributed Capital

For the nine months period ended November 30, 2009, the Company’s President and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $56,250, based upon the value of another executive officer of the Company then under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

NOTE E – SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

An AGREEMENT AND PLAN OF MERGER (hereinafter referred to as the “Merger Agreement”) dated as of January 8, 2010 was entered into by and between INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, a corporation existing under the laws of Nevada (“IDEH”) and PETROCOM ENERGY LIMITED, a Cayman Islands corporation (the “Target”).

The closing of the transactions contemplated by the Merger Agreement is subject to a number of conditions precedent including, but not limited to, (i) the validity of certain representations and warranties as of closing, (ii) the approval by the shareholders of both IDEH and Target, and (iii) the completion of the sales of substantially all of the assets and business of IDEH to a new entity to be formed by certain existing shareholders and directors of IDEH in a related party transaction. All members of the Board of Directors of IDEH that voted to approve the Merger Agreement have agreed to vote the shares that they and their affiliates hold in IDEH in favor of the merger.

The agreement, without schedules and exhibits, is filed as an exhibit to Form 8-K and should be referred to in its entirety for complete information concerning this agreement.

Changes in Control of Registrant

On November 25, 2009, JTMW Partners, Michael T. Williams and Bernard J. Tanenbaum III principals, acquired 29,900,000 shares, or approximately 84%, of our common stock from Philip Huseyinof for $12,000 using personal funds.

Departure of Directors or Certain Officers and Appointment of Certain Officers

Ronald Hardesty was dismissed as COO and Interim CFO/Comptroller effective on or before November 25, 2009.   Philip Huseyinof was removed as a Director of the Company by a vote of shareholders as required under Nevada law on December 31, 2009.   Effective December 31, 2009, Michael T. Williams and Bernard J. Tanenbaum III were elected Directors of the Corporation.  On the same date, Michael T. Williams was elected Secretary/Treasurer and Bernard J. Tanenbaum III was elected President of the Corporation by the new Board of Directors.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE E – SUBSEQUENT EVENTS (continued)

Settlement of Lawsuit

For total rental expense of $21,444 during the period of September 1 to November 30, 2009, $3,925 was estimated based on the contingency of the settlement of a lawsuit with Chatham Executive Suite LLC, according to FASB ASC 450-20-25, Recognition of Loss Contingencies, a loss contingencies should be accrued when it is reasonable estimable and relates to the current or prior period.  The lawsuit was eventually settled for the exact final rental payment of $3,925 on January 7, 2010.

NOTE F - GOING CONCERN

As shown in the financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $244,613 and $395,701 in the nine months ended November 30, 2009 and 2008; and a cumulative losses $851,533 for the period February 28, 2008 (date of inception) through November 30, 2009.

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

Management’s plan in this regards, include seeking environmental remediation contracts from potential clients and raising additional funds through a private placement offering of the Company’s common stock. As of November 30, 2009, the Company has realized revenue of $45,525.  Management believes that the Company’s business development and capital raising or merger and acquisition activities will provide them with the ability to continue as a going concern.

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

Since inception, we have completed two contracts.  The first is with Alliance Petroleum in Bedford Park, Illinois completed on December 15, 2008.

The second contract is with Park Forest Marathon in Park Forest, Illinois completed on November 26, 2008.

In addition, we have 16 remediation contracts that we are awaiting funding to commence.

Development Stage Revenues and Expenditures

Development stage revenues during the period from inception on February 28, 2008 to November 30, 2009 were $45,525.  Development stage expenditures during the period from inception on February 28, 2008 to November 30, 2009 were $851,833, which consisted primarily of professional, consulting and marketing fees of $316,651 and general and administrative expenses of $418,128 related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; $160,310 in cost of sales related to our operations and $2,269 of depreciation expenses.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our president and private lenders.

At November 30, 2009, we had total assets of $25,212 consisting of cash, property and equipment and deposits.

At November 30, 2009, our total liabilities were $518,955, consisting of loans from officer and private lender, accounts payable, credit card payable, accrued compensation, and deferred revenue.

Cash Requirements

We intend to provide funding for our activities, if any, through collection of potential receivables from our remediation activities and borrowing from our current officers and directors. Our previous president orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand. At November 30, 2009, the unpaid amount advanced was $22,146. He is not obligated to make any further advances. We do not anticipate our prior president providing further funding.

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At November 30, 2009, $101,896 had been advanced.  The Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations and to meet our obligations under the Merger Agreement.  At December 31, 2009, they agreed to extend the due date until closing of the merger under the Merger Agreement.  Except as set forth below, we have no agreement, commitment or understanding to secure any such funding from any other source.

We have $23,068 of cash and are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and on closing the merger agreement.

Our independent auditors have indicated that there is substantial doubt about our ability to continue, as a going concern, over the next twelve months.  There is uncertainty regarding our ability to commence operations of our remediation business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing except as set forth above. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and our ability to continue in existence.

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

Changes in Internal Control Over Financial Reporting

In addition, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 7, 2010, we settled a lawsuit for unpaid rent with Chatham Executive Suites, LLC, paying $3,925 and receiving a full release. At November 30, 2009 such amount was fully accrued.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

By:	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
President

By	/s/ Michael T. Williams
Michael T. Williams
Principal Financial and Principal
Accounting Officer