Form 10-K
period 2010-02-28
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2010-06-15
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: February 28, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to ________

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1701 E. Woodfield Rd. Suite 915, Schaumburg, IL 60173
(Address of principal executive offices and zip code)

800-884-1189
Issuer's telephone number:

 SEC File Number: 333-153899

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of August 31, 2009) was approximately $214,000 (based on 4,280,000 shares of common stock outstanding held by non-affiliates on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of August 31, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 35,480,000 shares as of June 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Part I

Item 1. Description of Business.

Organization

We were incorporated as Global Enterprise Holdings, Inc. in Nevada on February 28, 2008 and changed our name to International Development and Environmental Holdings on June 16, 2008. We also do business under the name Global Environment Company.

Since inception, we have completed two contracts.  The first is Alliance Petroleum in Bedford Park, Illinois and the second contract is Park Forest Marathon in Park Forest, Illinois.  In addition, we have over 20 additional contracts for which we have not commenced work.

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

The principal terms of the Agreement are as follows:

Conversion to a Cayman Islands exempted company.

Upon the written request of the Target, IDEH shall (i) register by way of continuation as an exempted company under the Cayman Islands Companies Law (2009 Revision) (the “Companies Law”) and thereupon continue its existence, without interruption, in the organizational form of a Cayman Islands exempted company (“IDEH Cayman”) rather than a Nevada company (the “Conversion”).  The Conversion shall become effective at the later of (1) the time of issuance by the Cayman Islands of a certificate of registration by way of continuation as an exempted company and (2) the time of issuance of a certificate recognizing the Conversion by the Nevada Corporate Commission in accordance with the Nevada Corporate Code (the “Conversion Effective Time”).

Merger with Target.

As soon as reasonably practicable after the Conversion Effective Time (the “Merger Effective Time”), the Target and IDEH Cayman shall consummate a merger (the “Merger”) pursuant to which (i) Target shall be merged with and into IDEH Cayman and the separate corporate existence of Target shall thereupon cease, (ii) IDEH Cayman shall be the successor or surviving corporation in the Merger and shall continue to be governed by the Laws of the Cayman Islands.

Conversion of Target Ordinary Shares and Merger Consideration.

As of the Merger Effective Time, by virtue of the Merger and without any action on the part of the holders of any ordinary or preferred shares to acquire ordinary shares of Target (collectively “Target Shares”), or of IDEH:

·	Each outstanding share of IDEH common stock shall remain outstanding and shall constitute the issued and outstanding shares of ordinary shares of the Surviving Corporation.

·	In connection with the acquisition by merger of Target, the existing shareholders of the Target shall collectively receive 28,975,334 newly issued ordinary shares of the Surviving Corporation.

·	Immediately following the Merger, the existing shareholders of IDEH shall collectively own approximately 2.0% of the enlarged share capital of the Surviving Corporation.

·
In the event that there are dissenting shareholders among the shareholders of either IDEH Cayman or Target, IDEH Cayman and Target shall comply with Section 238 and 230 of the Companies Law with respect to repurchase of the shares of such dissenting shareholders by cash or cash equivalent.

Break-up Fees.

·
It is contemplated that if Target conducts a transaction on or before the contemplated closing date or any extended closing date by which more than US$15,000,000 of equity and/or debt capital is raised by Target, and a written condition of such a transaction is that Target may not complete the Merger with IDEH (a “Capital raise Transaction”), the Target will pay to IDEH US$200,000 in value of Target’s common shares.

·
It is also contemplated that if on or before the contemplated closing date or any extended closing date, the Target completes any transaction involving a merger, consolidation, change of control, business combination of Target, other than the transactions contemplated by the Merger Agreement or any transaction other than a Capital Raise Transaction, the Target shall pay to IDEH the equivalent of US$300,000 in share value of Target’s common shares.

The Merger Agreement also contains provisions concerning:

·	Exchange of Warrants.

·	Lock-up Agreement for majority shareholders of IDEH.

·	Reverse Stock Split.

·	Indemnification of Target by principal shareholders of IDEH

The Closing Date under the Merger Agreement has passed and there is substantial doubt the merger will close.

Business

Despite our doubts regarding completion of the Merger Agreement, we have continued our operational activities by, among other things, securing the services of counsel and consultants to continue to investigate and prosecute reimbursement claims for our completed projects, negotiating with creditors, assessing our options with respect to our other contracts and continuing to explore all options to enhance shareholder value.

There is substantial doubt about our ability to continue, as a going concern, over the next twelve months.

Our primary environmental remediation activities are as follows:

☐	We prepare for ourselves and third parties property risk assessment and due diligence reports as Phase I Environmental Site Assessment Process.

☐	We perform site subsurface geological investigation (soil and water) as Phase II Environmental Site Assessment Process.

☐
We undertake site remediation. We offer the traditional “dig and haul” remediation in which contaminated soil is dug up and hauled away to be disposed. We are also able to offer a remediation technique in soil and groundwater known as bioremediation, utilizing enzymes and colloid solutions. Other types of remediate services are microbiological fungus (mold), asbestos contained materials (ACM), Polychlorinated Biphenyls (PCBs), and lead base paint (LBP).

A. Reports

i. Phase I Environmental Site Assessments

Because real estate transactions and loans are subject to increasing scrutiny regarding potential liabilities, related to the presence of hazardous substances, we perform Phase I assessments regarding potential liabilities related to the presence of hazardous substances on real properties.

Typically, Phase I assessments include the following tasks:

☐	Review of pertinent geologic and hydrologic literature and maps.
☐	Review of historical aerial photographs and archival land use maps.
☐	Review of federal, state, county, and municipal records of known and suspected hazardous waste release sites at the subject property and/or within the immediate surrounding areas.
☐
Reconnaissance of the subject property and the immediate surrounding areas. The site reconnaissance includes conducting interviews with past and present property owners and managers to assess past and present operations and maintenance procedures.

☐	Contact of local regulatory agencies regarding past site use, notices of violation, suspected problems, and noncompliance issues.
☐	Preparation of a summary report including our investigative methods, findings, photographs, conclusions, and, if warranted, recommendations for additional work.

In addition, we also provide title searches and asbestos testing, PCB identification, and lead-based paint surveys as part of the Phase I assessment.

ii. Phase II Subsurface Environmental Investigations

Phase II Investigations involve subsurface investigation and testing. The primary objective of conducting subsurface environmental investigations for real property is to:

☐	document the presence or absence of unauthorized hazardous substances/waste releases,
☐	delineate the extent of past and present contaminant migration and concentrations in soil and groundwater, and
☐	determine site-specific hydrogeologic data for assessing risk and potential remedial action alternatives.

We conduct a subsurface investigation of the property and obtain, preserve, and forward samples for laboratory analysis.

iii. Brownfield Revitalization Analyses

We are engaged in attempting to secure contracts for Brownfield Revitalization analyses, determining the best use for the property after it is remediated. For example, depending upon the intended use of the property, we may choose different remediation programs. Some uses, such as those not involving food or child care, do not require the level of remediation as others.

B. Site Remediation

We are engaged in remediation to correct issues identified in the Phase I and Phase II analysis, as follows:

☐	Soil contamination.
☐	Surface and groundwater contamination.
☐	Recovery of liquid-phase hydrocarbons.
☐	Groundwater, leaching, and gas migration studies.

Marketing

We market through our officers and their personal contacts.

Competitive Business Conditions

The remediation market is composed of a substantial number of companies. Many remediation companies are large construction management firms that mainly provide low-technology solutions that move soils to treatment centers or landfills. We believe the trend is toward smaller and higher-tech companies.

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

We believe the trend in environmental remediation is moving toward more sophisticated cleanup operations that emphasize risk and liability management. The trend is moving away from specialization reflecting that a team should be able to solve more than one problem or use one technology. This trend benefits smaller firms that can provide niche services to the larger remediation companies that dominate the market.

We compete by:

☐	Focusing our competitive efforts on more complex issues where simple solutions, such as excavation, are not effective.

☐	Promoting the advantages of our remediation efforts.

☐	Having a company with the synergy of four separate, but related operating divisions.

☐	Having a diverse company that’s not dependant on only one revenue stream.

Intellectual Property

We have no intellectual property except our trade names.

Research and Development

We have not incurred any research or development expenses.

Employees

We have two part-time employees, both involved in management.

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

Item 2. Description of Property.

Office space is currently provided by our officers at no charge.

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

Item 3. Legal Proceedings.

None.  However, several creditors have referred their debts to collection agencies that have indicated an intention to commence legal action if not promptly paid.  We do not currently have sufficient resources to pay these creditors.  No legal actions have been filed.  Such actions, if commenced, could have a material adverse affect on our financial condition.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “IDEH.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the fiscal years 2009 and 2010.

	High	Low
December 1, 2009 – February 28, 2010	$.10	$.05
September 1, 2009 – November 30, 2009	$.10	$.05
June 1, 2009 – August 31, 2009	$.10	$.05
March 1, 2009 – May 31, 2009	$.10	$.05
December 1, 2008 – February 28, 2009	$.10	$.05
September 1, 2008 – November 30, 2009	$.05	$.05

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Options, Warrants, Convertible Securities

We have no outstanding warrants or options as of April 14, 2010.

Recent Sale of Securities

None

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

☐ Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
☐ Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
☐ Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
☐ Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

As of May 31, 2010, there were approximately 18 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 35,480,000 outstanding shares of common stock.

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

·	we would not be able to pay our debts as they become due in the usual course of business; or

·
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

IDEH had no equity compensation plans in place as of February 28, 2010.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this report.

PLAN OF OPERATIONS

We have engaged primarily in environmental remediation activities.

We were incorporated as Global Enterprise Holdings, Inc. in Nevada on February 28, 2008 and changed our name to International Development and Environmental Holdings on June 16, 2008. We also do business under the name Global Environment Company.

Since inception, we have completed two contracts.  The first is Alliance Petroleum in Bedford Park, Illinois and the second contract is Park Forest Marathon in Park Forest, Illinois.  In addition, we have over 20 additional contracts which we have not commenced.

An AGREEMENT AND PLAN OF MERGER (hereinafter referred to as the “Merger Agreement”) dated as of January 8, 2010 was entered into by and between INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS, a corporation existing under the laws of Nevada (“IDEH”) and PETROCOM ENERGY LIMITED, a Cayman Islands corporation (the “Target”).

The Closing Date under the Merger Agreement has passed and there is substantial doubt the merger will close.

However, we have continued our operational activities by, among other things, securing the services of counsel and consultants to continue to investigate and prosecute reimbursement claims for our completed projects, negotiating with creditors, assessing our options with respect to our other contracts and continuing to explore all options to enhance shareholder value.

Development Stage Revenues and Expenditures

Development stage revenues during the period from inception on February 28, 2008 to February 28, 2010 were $45,525.  Development stage expenditures during the period from inception on February 28, 2008 to February 28, 2010 were $735,387, which consisted primarily of professional, consulting and marketing fees of $322,234 and general and administrative expenses of $410,516, related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; and $160,310 in cost of sales related to our operations.  This resulted in a net loss since inception of $735,845.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our current officers and directors.

At February 28, 2010, we had total assets of $2,429 consisting of cash.

At February 28, 2010, our total liabilities were $380,524, consisting of loans from management, accounts payable and deferred revenue.

 Cash Requirements

We intend to provide funding for our activities, if any, through collection of potential receivables from our remediation activities and borrowing from our current officers and directors.

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At February 28, 2010, $131,788 had been advanced, $58,448 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.  We have no agreement, commitment or understanding to secure any such funding from any other source.

We have $2,429 of cash at February 28, 2010 and $32,943 in cash at June 11, 2010.  We are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements.

Table of Contents

Independent Registered Public Accounting Firm’s Auditor’s Report on the Financial Statements

Board of Directors and Shareholders of International Development and Environmental Holdings

We have audited the accompanying consolidated balance sheets of International Development and Environmental Holdings as of February 28, 2010 and February 28, 2009, and the related consolidated statements of loss, shareholders’ equity, and cash flows for period ended February 28 of 2010, and 2009, and the cumulative period from February 28, 2008 (date of inception) through February 28, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Development and Environmental Holdings as of February 28, 2010, and the results of its operations and their cash flows for the period ended February 28, 2010 and 2009, and the cumulative period from February 28, 2008 (date of inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, Illinois
June 15, 2010

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Enterprise)
BALANCE SHEETS

	February 28	February 28
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,429	$-
Total Current Assets	$2,429	$-

Property, plant and equipment, net	$-	$3,248

Other assets:
Loan to officers	-	1,910
Total Other Assets	$-	$1,910

TOTAL ASSETS	$2,429	$5,158

LIABILITIES & EQUITY
Current liabilities:
Bank service fees payable	$-	$406
Loan from officer (Note C)	131,788	69,758
Account payable (Note B)	241,506	155,085
Credit card payable	-	7,174
Accrued compensation	-	70,625
Deferred revenue	7,230	7,730
Total Current Liabilities	$380,524	$310,778

Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding.
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,480,000 shares issued and outstanding at February 28, 2010.	$35,480	$35,480
Paid-in capital	322,270	266,020
Deficit accumulated during the development stage	(735,845)	(607,120)
Total stockholders' equity	$(378,095)	$(305,620)

TOTAL LIABILITIES & EQUITY	$2,429	$5,158

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
	Year Ended	Year Ended	February 28, 2008
	February 28,	February 28,	(Date of Inception)
	2010	2009	to February 28, 2010
Revenues:	$45,525	$-	$45,525
Cost of Goods Sold	10,617	149,693	160,310
Gross Profit	$34,908	$(149,693)	$(114,785)
Operating expenses:
Research and development	$-	$-	$-
Professional, consulting and marketing fees	88,531	233,703	322,234
General and administrative expenses	187,857	216,125	410,516
Depreciation and amortization expenses	1,472	1,165	2,637
Total Operating Expenses	$277,860	$450,993	$735,387
Operating Loss	$(242,952)	$(600,686)	$(850,172)
Interest income, net	200	100	300
Other Income, net (Note B)	114,027	-	114,027
Interest Expense, net	-	-	-
Loss before taxes	(128,725)	(600,586)	(735,845)
Loss tax expense	-	-	-
Net Loss	$(128,725)	$(600,586)	$(735,845)

Net Loss per common share-Basic	$(0.01)	$(0.01)	$(0.02)
Net Loss per common share-Diluted	$(0.01)	$(0.01)	$(0.02)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED FEBRUARY 28, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder for cash and subscriptions receivable on 2/28/08	50,000,000	$50,000	$-	$-	$50,000

Issued common stocks to Williams for services rendered on 2/28/08	2,000,000	2,000	-	-	2,000

Net loss for the period ended February 29, 2008	-	-	-	(6,534)	(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for compensation expense @0.05 per share on 3/21/08	100,000	$100	$4,900	$-	$5,000

Issued common stocks for cash @0.05 per share	150,000	150	7,350	-	$7,500

Issued common stocks for services rendered @0.05 per share	3,240,000	3,240	158,760	-	$162,000

Cancelation of shares by founder for no consideration	(20,010,000)	(20,010)	20,010	-	$-

Contributed capital	-	-	75,000	-	$75,000

Net loss for the period ended February 29, 2009	-	-	-	(600,586)	$(600,586)
Balance, February 28, 2009	35,480,000	$35,480	$266,020	$(607,120)	$(305,620)

Contributed capital	-	$-	$56,250	$-	$56,250

Net loss for the period ended February 29, 2010	-	-	-	(128,725)	$(128,725)
Balance, February 28, 2010	35,480,000	$35,480	$322,270	$(735,845)	$(378,095)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
	Year Ended	Year Ended	February 28, 2008
	February 28	February 28	(Date of Inception)
	2010	2009	to February 28, 2010
Operating Activities:
Net Loss	$(128,725)	$(600,586)	$(722,777)
Adjustments to reconcile net income to net cash provided By operating activities:
Depreciation	1,472	1,165	2,637
Non-cash portion of share based legal fee expense	-	-	2,000
Non-cash portion of share based compensation expense	-	5,000	5,000
Non-cash portion of share based consulting expense	-	162,000	162,000
Non-cash issuances of President's contributed capital	56,250	75,000	131,250
Prepaid expense	-	3,000	-
Loans to officer	1,910	(1,910)	-
Bank service fees payable	(406)	406	-
Increase (Decrease) in accrued compensation	(70,625)	70,625	-
Increase (Decrease) in account payable	86,421	155,085	241,506
Increase (Decrease) in credit card payable	(7,175)	7,175	-
Increase(Decrease) in deferred revenue	(500)	7,730	7,230
Net cash provided by operating activities	$(61,378)	$(115,310)	$(171,154)
Investing Activities:
Property, plant and equipment	1,777	(4,413)	(2,636)
Net cash provided by investing activities	$1,777	$(4,413)	$(2,636)
Financing Activities:
Proceeds from issuance of common stock	-	7,500	32,233
Proceeds from collection of subscriptions receivable	-	25,267	25,267
Loans from officer	62,030	69,758	131,788
Deferred offering costs	-	17,199	-
Net cash provided by financing activities	$62,030	$119,724	$189,288
Net increase (decrease) in cash and cash equivalents	$2,429	$-	$2,429
Cash and cash equivalents at beginning of the year	$-	$-	$-
Cash and cash equivalents at end of year	$2,429	$-	$2,429

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

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

The Company is presented as in the development stage as of February 28, 2010.  The Company’s business activities during its development stage consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined FASB ASC Topic 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to secure environmental remediation contracts.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of February 28, 2010, the company has $2,429 cash and cash equivalents.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized at cost. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. As of February 28, 2010, the company has a website at a cost of $ 4,413, and $2,637 of depreciation expense was recorded. The Company recognized of $ 1,777 relating to disposal of such asset during the year ended February 29, 2010.

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

The Company has elected to use the modified–prospective approach method. Stock-based for all awards granted is based on the grant-date fair values estimated in accordance with the provisions of ASC 718. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting trenched of each award.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss Per Common Share (Continued)

As of February 28, 2010, the Company issued one type of shares, i.e., common shares only.  There are no other types of securities.  Accordingly, the diluted and basic net loss per common share are the same.

Revenues

The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.  For the year ended February 28, 2010, $45,525 revenue was recognized.

Cost of Goods Sold

For the year ended February 28, 2010, an amount of $10,617 Cost of Goods Sold was recorded for the projects performing.

Other Income

For the year ended February 28, 2010, an amount of $114,027 Other Income was recorded for the Company.

Accounts Receivable

The Company will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has Accounts Receivables of $ 0 as of February 28, 2010.

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

Accounts Payable

The Company incurred accounts payable relating to professional fees including accounting, audit and review fees, cost of goods sold, rent payable and other service fee payables. As of February 28, 2010, the Company has Account Payables of $ 241,506.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

For the year ended February 28, 2010, the company has a total operating expense of $277,860, which included professional and consulting fee of $ 88,531, depreciation expenses of $ 1,472, and general expenses of $ 187,857. Details are listed in Table below:

			February 28, 2010	February 28, 2009

Expense
	Bad Debt		27,980	-
	Transfer Agent Service Fee		3,475	-
	Discount Expense		40	-
	Miscellaneous		37,871	3,471
	Organization Cost		3,924	-
	Training		180	5,147
	State Fees		250	2,295
	Bank Service Charges		2,908	3,300
	Compensation Expense		85,050	150,625
	Computer Expense		1,167	631
	Consulting Expense		57,108	162,500
	Depreciation Expense		1,472	1,165
	Dues and Subscriptions		2,746	1,101
	Office Supplies		2,311	8,529
	Postage and Delivery		180	306
	Printing and Reproduction		48	1,239
	Professional Fees
		Accounting	19,334	23,566
		Legal Fees	8,615	44,637
		Other	-	3,000
	Total Professional Fees		27,949	71,203
	Rent		8,882	16,551
	Subcontractors		9,124	675
	Telephone		1,667	2,841
	Travel & Entertainment
		Auto	344	3,810
		Entertainment	48	290
		Lodging	132	2,757
		Meals	705	4,387
		Other	523	8,170
	Total Travel & Entertainment		1,752	19,414
	Loss on disposal of asset		1,776	-

Total			277,860	450,993

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 815	March 2008	Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133
ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
ASC 820	August 2009	Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value
ASC 260	September 2009	Earnings per Share – Amendments to Section 260-10-S99
ASC 820	September 2009	Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 470	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 855	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on our financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officers and Shareholders

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At February 28, 2010, $131,788 had been advanced, $58,448 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.

As of December 1, 2010, for additional consideration consisting of management and legal services, an aggregate of the original $75,000 of the debt above can be converted into common stock with such conversion terms and rights as may be agreed by the parties in the future; provided, however, that the number of shares of common stock to be issued upon conversion shall not exceed the total authorized but unissued shares of common stock at the date of conversion and the conversion price will not be below market price at the date of conversion. Amounts advanced in addition to the $75,000 are not convertible at this time.

Operating Leases

The Company entered into a sublease of office space. The sublease term runs from September 1, 2008 through August 31, 2009 and required the issuance of 10,000 shares of Company common stock as consideration for the entire lease term.  This lease is now terminated.  The value of the common stock was at $.05 per share or $500.  The Company currently utilizes space provided by an officer at no charge.

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

On February 28, 2008 (date of inception) the Company issued 50,000,000 shares of common stock to its founder at $ 0.001 per share or $50,000 in initial capital ($24,733 cash and $25,267 subscription receivable) to fund the Company’s development efforts.

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

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock (Continue)

The Company’s founder returned 20,010,000 shares of common stock to the Company for no consideration of cancellation on August 14, 2008.

During the period of March 1, 2009 to February 28, 2010, the Company issued no additional shares. Therefore, as of February 28, 2010, there were a total of 35,480,000 common shares outstanding.

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

Contributed Capital

For the year ended February 28, 2010, the Company’s former President and founding shareholder has provided services to the Company without the expectation of receiving any compensating payment. The value of these services was estimated at $56,250, based upon the value of another executive officer of the Company presently under contract. Accordingly, the Company has recorded the value of these services as a charge to operations and a corresponding credit to Paid in Capital in these accompanying financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE E - GOING CONCERN

As shown in the financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $128,725 and $600,586 during the year ended February 28, 2010 and 2009; and a cumulative losses $735,845 for the period February 28, 2008 (date of inception) through February 28, 2010.

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

Management is focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value, including seeking a business combination with a better capitalized company. As of February 28, 2010, the Company has revenues of $ 45,525. Management believes that the Company’s continued operations as well as loans from officers will provide them with the ability to continue as a going concern.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

Our material weakness relates to the lack of a fully developed set of internal control procedures.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer.  Our Chief Financial Officer is not an expert in accounting or in internal control systems.  Furthermore, we do not have an independent audit committee to monitor or review the work performed.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial records and accounting entries, as well as our banking statements, are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if our outside accounting firm finds any errors or questions any transaction it is immediately addressed and corrected if necessary. To mitigate further this material weakness to the fullest extent possible, although our CEO and CFO have identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, our outside accounting firm that is not our audit firm performed direct tests of our internal controls and procedures in place during the year ended February 28, 2010 to identify material weaknesses that in its opinion need to be addressed. No material weaknesses, other than the material weakness identified above, were identified as a result of this testing. Finally, as soon as our financial resources allow, we will begin developing a formal set of internal control procedures.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None—Not Applicable

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position	Held Since
Bernard J. Tanenbaum III	54	President and Director	December 31, 2009
Michael T. Williams	61	Corporate Secretary and Director	December 31, 2009

Mr. Bernard J. Tanenbaum III, has served as senior vice president of corporate communications of Funtalk China Holdings Limited since July 2009. Mr. Tanenbaum served as the chief executive officer and a director of Middle Kingdom Alliance Inc. from its inception until its merger with Funtalk China Holdings.   Previously, Mr. Tanenbaum served as the chief financial officer of Oriental Development Management Ltd. and its wholly owned subsidiary, Shanghai Treasure Bay Oriental Development, Inc. The primary business of these companies is commercial real estate development in China. In 1997, Mr. Tanenbaum founded Primus Capital LLC, an Atlanta, Georgia-based structured finance and investment company, and is currently serving as the president. Mr. Tanenbaum received a Masters in Business Administration from Harvard Business School in 1982, and in 1978 he received a Bachelor of Arts from Tulane University.  Mr. Tanenbaum was selected as a director due to his extensive management and financial background.

Michael T. Williams has been principal of Williams Law Group, P.A., a Tampa Florida law firm, since 1997.  Mr. Williams was selected as a director due to his extensive legal background.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Family Relationships

There are no family relationships among our officers or directors.

Legal matters

no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Section 16(a) of the Securities Exchange Act of 1934, as amended

We are not subject to the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer for the years ended February 28, 2009 and 2010.

Name	Title	Year	Commission	Bonus	Stock awards	Option Awards *	Non- equity Incentive plan compen- sation	Non qualified deferred compen- sation	All other Compen- sation	Total
Philip Huseyinof	President	2009	0	0	0	0	0	0	0	0
Bernard J. Tanenbaum III	President	2010	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of February 28, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2009
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date None	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Bernard J. Tanenbaum III	0	0	0	0	None	0	0	0	0
Michael T. Williams	0	0	0	0	None	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have no employment or other compensation agreement or arrangement with Mssrs. Tanenbaum or Williams..

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended December 31, 2009	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bernard J. Tanenbaum III	0	0	0	0	0	0	0	0
Michael T. Williams	0	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

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

Name and Address	Number of Shares of Common Stock	Percentage
Bernard J. Tanenbaum III 333 Sandy Springs Circle Suite 223 Atlanta, GA 30328 [1]	34,885,000	98.4
Michael T. Williams 3205 W. Wallace Ave. Tampa FL 33611 [1]	34,885,000	98.4
All officers and directors as a group [two persons]	34,885,000	98.4

 [1] Represents shares owned by JTMW Partners of which Mr. Tanenbaum is a 60% partner and Mr. Williams is a 40% partner.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 35,480,000 shares of common stock outstanding as of June 1, 2010.

Item 13. Certain Relationships and Related Transactions.

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At February 28, 2010, $131,788 had been advanced, $58,448 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.  We have no agreement, commitment or understanding to secure any such funding from any other source.

We believe the transactions and agreements with related parties were comparable to terms we could have obtained from non-affiliated parties.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Currently, we have two directors and we believe that none of these directors currently meets the definition of "independent" as promulgated by the rules and regulations of Nasdaq.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees paid during:
The year ended December 31, 2010:	$10, 000
The year ended December 31, 2009:	$23,760

No other fees as specified in Item 9(e) of Schedule 14A charged.

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Bernard J. Tanenbaum III

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Michael T. Williams

32.1 Section 1350 Certification, Bernard J. Tanenbaum III

32.2 Section 1350 Certification, Michael T. Williams

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Development and Environmental Holdings

Title	Name	Date	Signature

Principal Executive
Officer	Bernard J. Tanenbaum III	June 15, 2010	/s/ Bernard J. Tanenbaum III

Principal Accounting	Michael T. Williams	June 15, 2010	/s/ Michael T. Williams
Officer

Principal Financial
Officer	Michael T. Williams	June 15, 2010	/s/ Michael T. Williams

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Bernard J. Tanenbaum III	Bernard J. Tanenbaum III	Director	June 15, 2010
/s/ Michael T. Williams	Michael T. Williams	Director	June 15, 2010