Form 10-Q
period 2010-05-31
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2010-07-15
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,480,000 shares of common stock outstanding as of July 12, 2010.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Table of Contents

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

(A Development Stage Company)

BALANCE SHEET

	May 31,	February 28,
	2010	2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$31,995	$2,429
Other Receivable	20,736	-
Prepaid expense	2,500	-
Total Current Assets	$55,231	$2,429

TOTAL ASSETS	$55,231	$2,429

LIABILITIES & EQUITY
Current liabilities:
Loan from officer	$136,788	$131,788
Account payable	247,909	241,506
Deferred revenue	7,230	7,230
Total Current Liabilities	$391,927	$380,524

Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,480,000 issued and outstanding at May 31, 2010 and February 28, 2010	$35,480	$35,480
Paid-in capital	322,270	322,270
Deficit accumulated during the development stage	(694,446)	(735,845)
Total stockholders' equity	$(336,696)	$(378,095)

TOTAL LIABILITIES & EQUITY	$55,231	$2,429

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
STATEMENTS OF OPERATIONS

(A Development Stage Company)

	Three Months Ended		February 28, 2008
	May 31		(Date of Inception)
	2010	2009	to May 31, 2010
	Unaudited	Unaudited	Unaudited
Revenues	$-	$23,720	$45,525
Cost of Goods Sold	-	10,617	160,310
Gross Profit	$-	$13,103	$(114,785)
Operating expenses:
Research and development	-	-	-
Professional, consulting and marketing fees	19,138	500	342,385
Selling, general and administrative expenses	3,336	43,306	412,839
Depreciation and amortization expenses	-	368	2,637
Total Operating Expenses	$22,474	$44,174	$757,861
Operating Loss	(22,474)	(31,071)	(872,646)
Other Income, net	63,873	-	177,900
Investment income, net	-	200	300
Interest Expense, net	-	-	-
Income(Loss) before taxes	41,399	(30,871)	(694,446)
Income(Loss) tax expense	-	-	-
Net Income(Loss)	$41,399	$(30,871)	$(694,446)

Net Income(Loss) per common share-Basic	$(0.00)	$(0.00)	$(0.02)
Net Income(Loss) per common share-Diluted	$(0.00)	$(0.00)	$(0.02)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MAY 31, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder for cash and subscriptions receivable on 2/28/08	50,000,000	50,000	-	-	50,000

Issued common stocks to Williams for services rendered on 2/28/08	2,000,000	2,000	-	-	2,000

Net loss for the period ended February 29, 2008	-	-	-	(6,534)	(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for compensation expense @0.05 per share on 3/21/08	100,000	100	4,900	-	5,000

Issued common stocks for cash @0.05 per share	150,000	150	7,350	-	7,500

Issued common stocks for services rendered @0.05 per share	3,240,000	3,240	158,760	-	162,000

Cancellation of shares by founder for no consideration	(20,010,000)	(20,010)	20,010	-	-

Contributed capital	-	-	75,000	-	75,000

Net Loss for the period ended February 28, 2009	-	-	-	(600,586)	(600,586)
Balance, February 28, 2009	35,480,000	$35,480	$266,020	$(607,120)	$(305,620)

Contributed capital	-	-	56,250	-	56,250

Net Loss for the period ended February 28, 2010	-	-	-	(128,725)	(128,725)
Balance, February 28, 2010	35,480,000	$35,480	$322,270	(735,845)	(378,095)

Net Income for period ended May 31, 2010	-	-	-	41,399	41,399
Balance, May 31, 2010	35,480,000	$35,480	$322,270	$(694,446)	$(336,696)

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
	Three Months Ended		February 28, 2008
	May 31		(Date of Inception)
	2010	2009	to May 31, 2010
	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income (Loss)	$41,399	$(30,871)	$(694,446)
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation	-	368	2,636
Non-cash portion of share based legal fee expense	-	-	2,000
Non-cash portion of share based compensation expense	-	-	5,000
Non-cash portion of share based consulting expense	-	-	162,000
Non-cash issuances of President's contributed capital	-	18,750	131,250
Receivable	(20,736)	(2,995)	(20,736)
Prepaid expense	(2,500)	-	(2,500)
Increase (Decrease) in accounts payable	6,403	14,075	252,909
Increase (Decrease) in credit card payable	-	(5,034)	-
Increase (Decrease) in accrued compensation	-	18,750	-
Increase(Decrease) in deferred revenue	-	(7,730)	7,230
Net cash provided by operating activities	$24,566	$5,313	$(154,657)
Investing Activities:
Property, plant and equipment	-	-	(2,636)
Net cash provided by investing activities	$-	$-	$(2,636)
Financing Activities:
Proceeds from issuance of common stock	-	-	32,233
Proceeds from collection of subscriptions receivable	-	-	25,267
Proceeds from officer loans	5,000	5,902	131,788
Net cash provided by financing activities	$5,000	$5,902	$189,288
Net increase (decrease) in cash and cash equivalents	$29,566	$11,215	$31,995
Cash and cash equivalents at beginning of the period	2,429	(406)	-
Cash and cash equivalents at end of the period	$31,995	$10,809	$31,995

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

The Company is presented as in the development stage as of May 31, 2010.  The Company’s business activities during its development stage consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

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

Basis of Accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting. The Company’s fiscal year end is the last day of February, i.e., February 28th or 29th.  The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.  Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of May 31, 2010 has $31,955 cash and cash equivalents.

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

As of May 31, 2010, the Company has issued one type of share, i.e., common shares only.  There are no other types of securities.  Accordingly, the diluted and basic net loss per common share are the same.

Revenues

The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.  For the three months ended May 31, 2010, no revenue was recognized.

Cost of Goods Sold

For the three months ended May 31, 2010, no Cost of Goods Sold was recorded for the projects performed.

Other Income

For the three months ended May 31, 2010, an amount of $ 63,873 of other income, primarily relating to extension fees under a merger agreement, was recorded for the Company. Other receivables of $20,000 were booked in relation to such extension fees.

Accounts Receivable

The Company will extend credit based on an evaluation of a customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has no Accounts Receivables as of May 31, 2010.

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

Accounts Payable

The Company incurred accounts payable relating to professional fees including accounting, audit and review fees, cost of goods sold, rent payable and other service fee payables. As of May 31, 2010, the Company has account payables of $ 241,018 and accrued expenses of $6,891.

Operating Expense

For the three months ended May 31, 2010, the company has a total operating expense of $22,474.
Details are listed in Table below:
Three months Ended
May 31, 2010
Expense
Miscellaneous	82
Consulting Expense	1,000
Professional Fees
Accounting	$16,018
Legal Fees	3,120
Total Professional Fees	19,138
Rent	1,704
Telephone	550
Total	$22,474

Recently Issued Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC 740 ASC 718	April 2010 April 2010
Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)
Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASC 932 ASC 944	April 2010 April 2010
Accounting for Extractive Activities – Oil & Gas – Amendments to 932-10-S99-1 (SEC Update)
Financial Services – Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

ASC 924	April 2010	Entertainment – Casinos (Topic 924): Accruals for casino Jackpot Liabilities
ASC 605 ASC 310	April 2010 April 2010	Revenue Recognition – Milestone Method (Topic 605) Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset
ASC 830	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)
Management does not anticipate that the new accounting pronouncements listed above will have a material impact on our financial statements.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officers and Shareholders

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At May 31, 2010, $131,788 had been advanced, $58,448 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.
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

Additionally on February 28, 2008, the Company issued 2,000,000 shares of common stock for legal services rendered which were valued at $2,000 based on the $0.001 value of the shares issued.

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

During the period of March 1, 2010 to May 31, 2010, the Company issued no additional shares. Therefore, as of May 31, 2010, there were a total of 35,480,000 common shares outstanding.

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

NOTE E - GOING CONCERN

As shown in the financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $22,474 and $31,071 during three months ended May 31, 2010 and 2009; and cumulative operating losses of $872,646 for the period February 28, 2008 (date of inception) through May 31, 2010.

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

Management is focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value, including seeking a business combination with a better capitalized company. For the period February 28, 2008 (date of inception) through May 31, 2010, the Company has revenues of $ 45,525. Management believes that the Company’s continued operations as well as loans from officers will provide them with the ability to continue as a going concern.

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

Development Stage Revenues and Expenditures

Development stage revenues during the period from inception on February 28, 2008 to May 31, 2010 were $45,525.  Development stage expenditures during the period from inception on February 28, 2008 to May 31, 2010 were $918,171, which consisted primarily of professional, consulting and marketing fees of $342,385 and general and administrative expenses of $415,476, related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; and $160,310 in cost of sales related to our operations.   Other income during the period inception on February 28, 2008 to May 31, 2010 was $178,200. This resulted in a net loss since inception of $694,446.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our current officers and directors.

At May 31, 2010, we had total assets of $55,231 consisting of cash of $31,995, receivables of $20,736 and prepaid expenses of $2,500.

At May 31, 2010, our total liabilities were $391,927, consisting of loans from management, accounts payable and deferred revenue.

Cash Requirements

We intend to provide funding for our activities, if any, through collection of potential receivables from our remediation activities and borrowing from our current officers and directors.

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At May 31, 2010, $131,788 had been advanced, $58,448 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.  We have no agreement, commitment or understanding to secure any such funding from any other source.

We have $26,332 in cash at July 12, 2010.  We are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value.

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

Changes in Internal Control Over Financial Reporting

In addition, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended May 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. (Removed and Reserved).

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

July 15, 2010	By:	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
President

July 15, 2010	By	/s/ Michael T. Williams
Michael T. Williams
Principal Financial and Principal
Accounting Officer