Form 10-Q
period 2010-08-31
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2010-10-28
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: August 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1173 A 2nd Avenue, Suite 327 New York City, NY  10065
(Address of principal executive offices and zip code)

917-273-1717
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 437,570,000 shares of common stock, on an as-converted basis, outstanding as of October 25, 2010.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2010	2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$21,986	$2,429
Other Receivable	25,592	-
Total Current Assets	$47,578	$2,429

TOTAL ASSETS	$47,578	$2,429
LIABILITIES & EQUITY
Current liabilities:
Loan from officers	$254,789	$131,788
Account payable	136,243	241,506
Accrued expenses	12,891	-
Deferred revenue	-	7,230
Total Current Liabilities	$403,923	$380,524
Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
35,480,000 issued and outstanding at August 31, 2010 and February 28, 2010	$35,480	$35,480
Additional paid-in capital	322,270	322,270
Deficit accumulated during the development stage	(714,095)	(735,845)
Total stockholders' equity	$(356,345)	$(378,095)
TOTAL LIABILITIES & EQUITY	$47,578	$2,429

See notes to unaudited condensed financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED STATEMENTS OF OPERATIONS

(A Development Stage Company)

	Six Months Ended		Three Months Ended		February 28, 2008
	August 31		August 31		(Date of Inception)
	2010	2009	2010	2009	to August 31, 2010
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$-	$45,525	$-	$21,805	$45,525
Cost of Goods Sold	-	10,617	-	-	160,310
Gross Profit	-	34,908	$-	$21,805	$(114,785)
Operating expenses:
Research and development	-	-	-	-	-
Professional, consulting and marketing fees	62,800	14,690	42,714	14,190	385,047
Selling, general and administrative expenses	2,139	101,517	(249)	58,212	408,375
Depreciation and amortization expenses	-	736	-	368	2,637
Total Operating Expenses	64,939	116,943	$42,465	$72,770	$796,059
Operating Loss	(64,939)	(82,035)	(42,465)	(50,965)	(910,844)
Other Income, net	86,689	-	22,816	-	200,716
Investment income, net	-	200	-	-	300
Other Expense, net	-	-	-	-	(4,267)
Income(Loss) before taxes	21,750	(81,835)	(19,649)	(50,965)	(714,095)
Income(Loss) tax expense	-	-	-	-	-
Net Income(Loss)	$21,750	$(81,835)	$(19,649)	$(50,965)	$(714,095)

Net Income(Loss) per common share-Basic	(0.00)	(0.00)	$(0.00)	$(0.00)	$(0.02)
Net Income(Loss) per common share-Diluted	(0.00)	(0.00)	$(0.00)	$(0.00)	$(0.02)

See notes to unaudited condensed financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED AUGUST 31, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 28 , 2008	-	$-	$-	$-	$-

Issued common stocks to founder for cash and subscriptions receivable on 2/28/08	50,000,000	50,000	-	-	50,000

Issued common stocks to Williams
for services rendered on 2/28/08	2,000,000	2,000	-	-	2,000

Net loss for the period
ended February 29, 2008	-	-	-	(6,534)	(6,534)
Balance, February 29 , 2008	52,000,000	$52,000	$-	$(6,534)	$45,466

Issued common stocks for compensation expense @0.05 per share on 3/21/08	100,000	100	4,900	-	5,000

Issued common stocks for
cash @0.05 per share	150,000	150	7,350	- -	7,500

Issued common stocks for services
rendered @0.05 per share	3,240,000	3,240	158,760	- -	162,000

Cancellation of shares by
founder for no consideration	(20,010,000)	(20,010)	20,010	- -	-

Contributed capital	-	-	75,000	- -	75,000

Net loss for the period
ended February 28, 2009	-	-	-	(600,586)	(600,586)
Balance, February 28, 2009	35,480,000	35,480	266,020	(607,120)	(305,620)

Contributed capital	-	-	56,250	-	56,250

Net loss for the period ended February 28, 2010	-	-	-	(128,725)	(128,725)
Balance, February 28, 2010	35,480,000	35,480	322,270	(735,845)	(378,095)

Net income for the six months ended August 31, 2010	-	-	-	21,750	21,750
Balance, August 31, 2010	35,480,000	$35,480	$322,270	$(714,095)	$(356,345)

See notes to unaudited condensed financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
	Six Months Ended		February 28, 2008
	August 31,		(Date of Inception)
	2010	2009	to August 31, 2010
	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income (Loss)	$21,750	$(81,835)	$(714,095)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	-	736	2,636
Stock issued for legal fees	-	-	2,000
Stock issued for compensation	-	-	5,000
Stock issued for consulting	-	-	162,000
Stock issued for President's contributed capital	-	37,500	131,250
Accounts Receivable	(25,592)	(3,485)	(25,592)
Increase (Decrease) in accounts payable	(105,263)	35,222	136,243
Increase (Decrease) in credit card payable	-	(4,880)	-
Increase (Decrease) in accrued expense	12,891	-	12,892
Increase (Decrease) in accrued compensation	-	37,500	-
Increase(Decrease) in deferred revenue	(7,230)	(500)	-
Net cash provided by operating activities	$(103,444)	$20,257	$(287,666)

Investing Activities:
Property, plant and equipment	-	-	(2,636)
Net cash provided by investing activities	$-	$-	$(2,636)
Financing Activities:
Proceeds from issuance of common stock	-	-	32,233
Proceeds from collection of subscriptions receivable	-	-	25,267
Loans from Williams Group	(5,000)	56,667	73,340
Proceeds from officer loans	128,001	(47,896)	181,448
Net cash provided by financing activities	$123,001	$8,771	$312,288

Net increase (decrease) in cash and cash equivalents	$19,557	$29,028	$21,986
Cash and cash equivalents at beginning of the period	2,429	(406)	-
Cash and cash equivalents at end of the period	$21,986	$28,622	$21,986

See notes to unaudited condensed financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company is presented as in the development stage as of August 31, 2010.  The Company’s business activities during its development stage consist solely of corporate formation, raising capital, and attempting to secure environmental remediation contracts.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of August 31, 2010 has approximately $22,000 cash and cash equivalents.

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

As of August 31, 2010, the Company has issued one type of share, i.e., common shares only.  There are no other types of securities.  Accordingly, the diluted and basic net loss per common share are the same.

Revenues

The Company will recognize revenue from the contracts they enter into for environmental remediation and recognize revenue in accordance with the terms of those contracts.  For the six months ended August 31, 2010, no revenue was recognized.

Cost of Goods Sold

For the six months ended August 31, 2010, no Cost of Goods Sold was recorded for the projects performed.

Other Income

For the six months ended August 31, 2010, an amount of $86,689 of other income was recorded for the Company, $60,000 relating to extension fees under a merger agreement and the difference was a result of settlements of accounts payable. Other receivables of $20,000 were booked in relation to such extension fees.

Accounts Receivable

The Company will extend credit based on an evaluation of a customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company will monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The Company has no Accounts Receivables as of August 31, 2010.

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

Accounts Payable

The Company incurred accounts payable relating to professional fees including accounting, audit and review fees, cost of goods sold, rent payable and other service fee payables. As of August 31, 2010, the Company has accounts payable of $136,243 and accrued expenses of $12,891.

Recently Issued Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 310	July 2010	Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update)

ASU No. 2010-22	August 2010	Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update)
ASU No. 2010-23	August 2010	Health Care Entities (Topic 954): Measuring Charity Care for Disclosure—a consensus of the FASB Emerging Issues Task Force
ASU No. 2010-24	August 2010	Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-25	September 2010	Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on our financial statements.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officers and Shareholders

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At August 31, 2010, $254,789 had been advanced, $181,450 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.

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

NOTE D – STOCKHOLDERS’ EQUITY

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

During the period of March 1, 2010 to August 31, 2010, the Company issued no additional shares. Therefore, as of August 31, 2010, there were a total of 35,480,000 common shares outstanding.

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

NOTE E - GOING CONCERN

As shown in the financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating income of $21,750 during six months ended August 31, 2010; and cumulative operating losses of $714,095 for the period February 28, 2008 (date of inception) through August 31, 2010.

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

Management is focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value, including seeking a business combination with a better capitalized company. For the period February 28, 2008 (date of inception) through August 31, 2010, the Company has revenues of $45,525. Management believes that the Company’s continued operations as well as loans from officers will provide them with the ability to continue as a going concern.

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

NOTE F – SUBSEQUENT EVENT

Entry into a Material Definitive Agreement.

Acquisition Agreement

On September 16, 2010, pursuant to the terms of an Acquisition and Reorganization Agreement (the “Acquisition Agreement”) by and between the Registrant (the “Company”), Heights Management 63, LLC, a New York limited liability company (“Heights”) and Scott Lieberman, the Company acquired all of the outstanding membership interests of Heights resulting in Heights becoming a wholly-owned subsidiary of the Company.

Redemption Agreement and Promissory Note

On September 16, 2010, pursuant to the terms of a Redemption Agreement (the “Redemption Agreement”) by and between the Company and JTMW Partners (the “Seller”), the Company agreed to redeem and cancel 30,710,00 shares of the Company’s common stock owned by the Seller for a total of $510,000.  In connection with the Redemption Agreement, the Company issued a secured promissory note to the Seller (the “Promissory Note”) in the amount of $450,000, payable on or before November 1, 2010.  As security for the payment of all amounts due under the Promissory Note, the Company pledged its ownership interest in its Heights subsidiary.  In addition, our President, Scott Lieberman, agreed to personally guarantee the obligations of the Company under the Promissory Note.

Completion of Acquisition or Disposition of Assets

On September 16, 2010, pursuant to the terms of the Acquisition Agreement, the Company acquired all of the outstanding membership interests of Heights resulting in Heights becoming a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Agreement, as consideration for all of the outstanding membership interests of Heights, the Company issued 8,700,000 newly issued shares of the Company’s newly declared Series A Preferred Stock to the Seller.  Each share of Series A Preferred Stock is convertible into and has voting rights equal to fifty (50) days of common stock. Simultaneously, pursuant to the terms of a Redemption Agreement, a total of 30,710,00 shares of the Company’s common stock which were held by the Company’s former majority stockholder.

Notice to Quit

On or about October 15, 2010, the Company’s Heights Management 63, LLC  (“Heights 63”) received a “Ten Day Licensee Notice to Quit”  (the “Notice”) related to Heights 63’s license to operate its parking facility located at 404-413 East 63rd Street, New York, NY, effective as of October 29, 2010.  The Company is negotiating a revocation of the Notice with the landlord of  such premises.  There can be no assurance given that the Company will be success in its attempts to have the Notice and in the event that the Company is not successful in resolving the outstanding issues with the landlord and Heights 63’s license is terminated, it will have a material, adverse effect on the Company.

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

Development Stage Revenues and Expenditures

Development stage revenues during the period from inception on February 28, 2008 to August 31, 2010 were $45,525.  Development stage expenditures during the period from inception on February 28, 2008 to August 31, 2010 were $960,636, which consisted primarily of professional and consulting fees of $385,047 and general and administrative expenses of $415,279, related to our formation, our registration statement and related expenses of becoming and being a public company and initial operations; and $160,310 in cost of sales related to our operations.   Other income during the period inception on February 28, 2008 to August 31, 2010 was $201,016. This resulted in a net loss since inception of $714,095.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and loans from our current officers and directors.

At August 31, 2010, we had total assets of $45,578 consisting of cash of $21,986 and receivables of $25,592.

At August 31, 2010, our total liabilities were $403,924, consisting of loans from management and accounts payable.

 Cash Requirements

We intend to provide funding for our activities, if any, through collection of potential receivables from our remediation activities and borrowing from our current officers and directors.

We have a loan agreement with two private lenders who have now become our officers and directors to advance us up to $75,000 in stages through September 30, 2009.  At August 31, 2010, $254,790 had been advanced, $181,450 by one officer and $73,340 by the other.  The originally Due Date is the earlier of: (i) the collection of Receivables by Borrower, (ii) a Change in Control Transaction of Borrower, or (iii) December 31, 2009.   Change in Control means any transaction pursuant to which more than 50% of the voting rights of the stock of Borrower are transferred, directly or indirectly, to any person, firm or entity.  Our current officers and directors have waived the due date of the loan and indicated they will continue to provide us funding under the above loan agreement and to increase the amount agreed to be advanced and extend the due date as necessary to continue our current operations.  We have no agreement, commitment or understanding to secure any such funding from any other source.

We have $0 in cash at October 25, 2010.  We are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4T.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Our internal control over financial reporting was not effective for the following reasons:

a.
The deficiency was identified as the Company’s limited segregation of duties amongst the Company’s employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b.
The deficiency was identified with respect to the Company’s Board of Directors.  This deficiency is the result of the Company’s limited number of external board members.  This deficiency may give the impression to the investors that the board is not independent from management.  Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

October 25, 2010	By:	/s/ Scott Lieberman
Scott Lieberman
President

October 25, 2010	By	/s/ Scott Lieberman

Principal Financial and Principal
Accounting Officer