Form 10-Q
period 2010-09-30
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2011-01-19
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1173 A 2nd Avenue, Suite 327 New York City, NY  10065
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 437,570,000 shares of common stock, on an as-converted basis, outstanding as of January 10, 2011.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,912	$26
Other Receivables	5,592
Total Current Assets	7,504	26

Property and equipment, net	12,241	14,944
Intangible assets, net	154,340	165,278
Deposits	30,000	-
Total assets	$204,085	$180,248

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$54,961	$-
Unearned Revenue	-	9,374
Sales tax payable	12,915	27,646
Accrued expenses and taxes payable	46,187	29,999
Total current liabilities	114,063	67,019

Long-term liabilities:
Due to JTMW Partners	450,000	-
Due to related parties	128,284	-
Due to Grand Columbus	72,000	-
Notes payable	175,000	175,000
Total long-term liabilities	825,284	175,000
Total Liabilities	939,347	242,019

Stockholder's Deficit:
Preferred stock, $0.001 par value; 435,000,000 shares authorized; 8,700,000 shares issued and outstanding as of September 30, 2010 and 0 shares issued and outstanding as of December 31, 2009	8,700	-
Common stock, $0.001 par value; 69,400,000 shares authorized;	-	-
4,770,000 issued and outstanding at September 30, 2010 and 0 shares issued and outstanding as of December 31, 2009	4,770	-
Additional paid-in capital	(572,839)	-
Accumulated deficit	(175,893)	(61,771)
Total stockholder's deficit	(735,262)	(61,771)
Total liabilities and stockholder's deficit	$204,085	$180,248

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	unaudited		unaudited
Parking Revenue	$159,530	72,011	49,207	51,629

Expenses:
General and administrative	273,652	37,383	172,547	31,594

Net income (loss)	(114,122)	34,628	(123,340)	20,035

Net Income (loss) per common share - Basic	(0.02)	0.00	(0.03)	0.00
Net Income (loss) per common share - Diluted	(0.02)	0.00	(0.03)	0.00

Weighted average shares outstanding:
Basic	4,770,000	0	4,770,000	0
Diluted	4,770,000	0	4,770,000	0

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	Unaudited
Cash Flows From Operating Activities:

Net income (loss)	$(114,122)	$34,628
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:

Depreciation and amortization	13,641	-
Changes in assets and liabilities:
Deposits	(30,000)	-
Accrued expenses	16,188	-
Sales taxes payable	(14,731)	-
Unearned revenue	(9,374)	-

Net Cash used in Operating Activities	(138,398)	34,628

Cash Flows from Financing Activities:

Advances from related parties	140,284	(32,388)

Net increase in cash and cash equivalents	1,886	2,240

Cash and cash equivalents - beginning of period	26	-

Cash and cash equivalents - ending of period	$1,912	$2,240

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.           Summary of significant accounting policies

Basis of Presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared for the interim period and are unaudited (consisting only of normal recurring adjustments) which are, in the in opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for 2009, and other filings of the Company,  all of which are on file with the Securities and Exchange Commission (the “SEC”). The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the Company to be expected for the full l year ending December 31, 2010.

General:

Heights Management 63 LLC (the "Company") was formed as a limited liability company (LLC) on March 19, 2009 under the laws of the State of New York. The Company was formed for the purpose of operating a parking facility in New York City.

Merger and Recapitalization:

On September 16, 2010 we merged with Heights Management 63 LLC pursuant to an Acquisition and Reorganization Agreement.  (the “Agreement").

The agreement provided for, among other things, the exchange of 8,700,000 convertible preferred shares in IDEH for all of the outstanding member units of Heights Management.  Because Heights Management now controls IDEH, Heights Management is considered to be the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a shell company is considered, and accounted for as, a capital transaction (or recapitalization) in substance; it is equivalent to the issuance of our preferred and common stock for the net monetary assets of IDEH, accompanied by a recapitalization.  On the date of the agreement, IDEH had 4,770,000 shares of common stock issued and outstanding (which remain) and net liabilities of approximately $570,000.

Parking revenue:

The Company's revenues are primarily derived from transient and monthly parking customers. Transient parking revenue is recognized as cash is received. Revenues from monthly parking customers are recognized on a monthly basis, based on the terms of the underlying contracts.

Cash and cash equivalents:

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The company as of September 30, 2010 has approximately $1,900 cash and cash equivalents.

Basic and Diluted Net Loss Per Common Share:

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

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation. Significant improvements are capitalized; maintenance and repairs are charged to income. When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss on disposition is credited or charged to income. Depreciation is provided by straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation expense for the nine months ended September 30, 2010 was $2,703.

Intangible assets, net:

Intangible assets subject to amortization, which include lease acquisition costs, are being amortized over 12 years.  Amortization expense totaled $10,938 for the period ended September 30, 2010.

Income taxes:

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

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Sales tax:

The Company collects and remits sales tax on all services. Sales tax collected is not included in revenues and remittances are not included in costs. Sales tax collected is recorded as a liability, with the liability relieved upon payment. As of September 30, 2010 the outstanding sales tax liability was $12,915.

Impairment of Long-Lived Assets

We review the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

Fair Value of Financial Instruments

The Company has adopted the required provisions of Topic 820, “Fair Value Measurements”. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The Company’s financial instruments are carried at fair value, including, cash equivalents. Virtually all of the Company’s valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on the Company’s financial statements.

Codification of Accounting Standards:

The issuance of FASB Accounting Standards Codificationtm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization.  Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

Recent Accounting Pronouncements:

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the financial statements of the Company.

2.           Property and equipment

	September 30, 2010	December 31, 2009
	Unaudited
Machinery and equipment	$13,500	$13,500
Signs	3,500	3,500

	17,000	17,000
Less: accumulated depreciation	4,759	2,056

Property and equipment, net	$12,241	$14,944

3.           Intangible assets

	September 30, 2010	December 31, 2009
	Unaudited
Lease acquisition costs	$175,000	$175,000
Less: accumulated amortization	20,660	9,722

Intangible assets, net	$154,340	$165,278

4.           Related party payable

The Company has entered into a promissory note in the amount of $175,000 with the sole owner of our preferred stock. The note calls for interest to accrue on the principal amount of the note at an interest rate of 7% per annum. The interest is to be paid in monthly installments commencing on August 1, 2010. The entire principal amount on the note is due in full on November 1, 2012. For the period ended September 30, 2010 the Company has recorded interest expense in the amount of $9,187.

In addition the Company has a related party payable of $128,284 payable to 2009 Venture Group, LLC due on 09/15/2012 at 7% interest. The 2009 Venture Group , LLC is owned by Scott Lieberman, President of the Company.

5.           Note payable – other

Immediately following the reverse merger, IDEH entered into a stock redemption agreement with its majority shareholders.  As a result IDEH entered into a secured promissory note payable to JTMW Partners in the amount of $450,000 due on February 18, 2011 at 18% interest.

6.           Commitments and contingencies

The Company has entered into a management agreement with a related party to provide administrative and management of the parking facility. It is a five-year agreement commencing June 1, 2009 and expiring May 31, 2014 at $18,000 per annum. The agreement, at the end of this term, will continue on a month to month basis unless written notice of non-renewal is given by either party.

7.           Equity

Upon the merger, discussed in Note 1, our equity structure was effectively recapitalized such that we are authorized to issue 435,000,000 restricted shares of Preferred Stock with a Par Value of $0.001 and 69,400,000 common stock with a par value of $0.001.

8.           Subsequent Events

On December 15, 2010 the Company executed a Definitive Purchase Agreement with 2009 Venture Group, LLC to acquire five (5) New York City-based parking garages with annual revenues of approximately $3 million expected in 2011. The acquisition is structured as an assignment of parking management agreements held by single purpose limited liability companies owned by Scott Lieberman, President of the Company. The purchase price for the acquisitions is to be determined by an independent third party appraisal.

On December 15, 2010 the Company has executed an agreement to acquire a Budget truck rental dealership from Heights Management 176 LLC. Closing of the acquisition is subject to several conditions include the consent to the transaction by Budget, an independent appraisal of the value of the dealership and a due diligence review. Scott Lieberman, President of the Company is the sole owner of the Heights Management 176 LLC and the purchase price will be based upon an independent third party appraisal.

On December 15, 2010 the Company executed a Definitive Purchase Agreement with Budget Truck Rental, Corp. with Flash Parking Lynbrook, Inc. to acquire the rights to Flash Parking's commuter parking facility located at the Lynbrook train station of the Long Island Rail Road. The parking facility has over 225 parking spaces and is nearly 100% utilized.  The acquisition is structured as an assignment of Flash Parking's rights to operate the parking facility. Scott Lieberman, President of the Company is also the sole owner of Flash Parking and the purchase price will be based upon an independent third party appraisal.

On or about October 15, 2010, the Company received a “Ten Day Licensee Notice to Quit”  (the “Notice”) related to the our license to operate its parking facility located at 404-413 East 63rd Street, New York, NY, effective as of October 29, 2010.  The Company is negotiating a revocation of the Notice with the landlord of such premises.  There can be no assurance given that the Company will be successful in its attempts to have the Notice be revoked and in the event that the Company is not successful in resolving the outstanding issues with the landlord and our license is terminated, it will have a material, adverse effect on the Company.

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

Operations

International Development and Environmental Holdings is an emerging leader in parking management in the New York City Metropolitan area. The Company is exploiting a critical demand for maximizing space while providing premium service in the parking/real estate management sectors. IDEH plans to grow through acquisitions and not depend on organic growth as a sole predictor of profitability. Additionally, the Company anticipates branching out to synergistic acquisition candidates including, but not limited to, van and truck leasing.

We were incorporated as Global Enterprise Holdings, Inc. in Nevada on February 28, 2008 and changed our name to International Development and Environmental Holdings on June 16, 2008.

On September 16, 2010, the Company acquired Heights Management 63 LLC, a parking management company owned by IDEH's CEO, Scott Lieberman.

Heights Management 63 LLC (the "Company") was formed as a limited liability company (LLC) on March 19, 2009 under the laws of the State of New York. The Company was formed for the purpose of operating a parking facility in New York City.

On September 16, 2010 the two entities merged pursuant to an Acquisition and Reorganization Agreement.  (the “Agreement"). See further discussions in Note 1.

Revenues and Expenditures

During the nine months ended we had parking service revenues of $159,530. The Company's revenues are primarily derived from transient and monthly parking customers.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010 we had total assets of $204,085 consisting of cash of $1,912, receivables of $5,592, fixed assets of $ 12,241, intangible assets of $154,340 and deposits of $30,000.

At September 30, 2010, our total liabilities were $939,347, consisting of accounts payable and accrued expenses of $ 114,063, loans due to related parties of $200,284 and notes payable of $625,000. Note that $450,000 of such notes payable relates to the Acquisition and Reorganization Agreement discussed in Note 1.

 Cash Requirements

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

We intend to provide funding for our activities, if any, through collection increase parking service revenues and merger activities.

We have approximately $1,900 in cash at September 30, 2010.  We are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

January 19, 2011	By:	/s/ Scott Lieberman
Scott Lieberman
President

January 19, 2011	By	/s/ Scott Lieberman

Principal Financial and Principal
Accounting Officer