Form 10-K
period 2010-12-31
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2011-04-15
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒x   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of the Registrant’s second fiscal quarter, June 30, 2010) was approximately $214,000 (based on 4,280,000 shares of common stock outstanding held by non-affiliates on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of August 31, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock was 93,565,714 shares as of April 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

		Page
PART I

Item 1.	Business.	4
Item 1A.	Risk Factors.	6
Item 1B.	Unresolved Staff Comments.	6
Item 2.	Properties.	7
Item 3.	Legal Proceedings.	7
Item 4.	Removed and Reserved	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities.	7
Item 6.	Selected Financial Data.	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8.	Financial Statements and Supplementary Data	10
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial	21
	Disclosure.	21
Item 9A.	Controls and Procedures

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	22
Item 11.	Executive Compensation.	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters.	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	24
Item 14.	Principal Accountant Fees and Services.	25
		25
PART IV
Item 15.	Exhibits and Financial Statement Schedules.	25

SIGNATURES		25

PART I

ITEM 1. Business

Overview

We are engaged in the business of acquiring and managing parking lots and garages in New York City and surrounding areas.

Industry Overview

The parking industry is highly fragmented, consisting of a few nationwide companies and a large number of smaller operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The parking industry as a whole is experiencing a period of rapid consolidation. Based upon the 2010 research report of IBISWorld, the parking sector in the US consisted of approximately 7,000 firms generating over $7.5 billion in annual revenues in 2009.  It is believed that in the United States, there are approximately 35,000 parking structures representing 5,000,000 parking spaces.

Overall parking industry expansion is created by new construction. Since new construction in the United States slowed in the late 2000’s, recent growth in parking companies has generally resulted only from take-aways from other parking companies, that is, taking over a parking facility being managed or leased by a competitor. Take-aways and new construction are essential to growth in the parking industry because of the limitations on revenue growth of existing operations. While some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

Privatization of government operations and facilities could provide new opportunities for the parking industry. Currently, government-controlled parking facilities, operated by municipal entities, account for approximately 50% of all lots.  Cities and municipal authorities may consider retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency.

The Company anticipates the continued growth of the private parking industry due to general trends, which include the following:

•       Major long-term industry consolidation through acquisitions.

•       Privatization of government-controlled parking, patrolling, ticketing and other related services.

•       Outsourcing of ancillary parking services by public and private commercial real estate owners.

 •       Changing industry leasing practices to require significant up-front lease payments, which favor well-capitalized operations.

New York Parking Market

The Company's growth will be as a result of a well-formulated acquisition strategy initially focused on the New York metropolitan area. Parking is a large business in the New York area with approximately 1 - 1.5 million cars entering New York City every day. According to the Metropolitan Parking Authority, the New York parking industry is broken down as follows:

Lots
Manhattan	407 parking lots (capacity 35,411 cars)
Outer Boroughs	878 parking lots (capacity 111,218 cars)

Garages
Manhattan	822 garages (capacity 126,884 cars)
Outer Boroughs	1,183 garages (capacity 193,889 cars)

The New York parking business is dominated by a handful of large companies with resources substantially greater than those of the Company. These organizations generally focus on high profile, high turnover Manhattan facilities with capacities greater than 150 cars.

Our Strategy

The Company will look for smaller, obscure parking locations that tend to be under the "radar screens" of the larger operators.

Competition for the smaller sites is generally limited to a handful of existing players similar in size to the Company.  New entrants generally encounter great difficulty entering the New York market as sellers will usually only deal with established operators.  The bidding process is therefore usually less competitive, creating attractive opportunities for the Company.

The Company carefully selects and analyzes new sites by conducting an examination of a location's potential demand based on traffic patterns and counts, area demographics, and potential competitors, and compares this analysis to the projected revenues and costs of the facility.

The Company has established an acquisition strategy, depends heavily on management’s ability to identify and integrate acquisitions.

The Company believes that consolidation is being driven primarily by the opportunity to achieve economies of scale. The most obvious savings from consolidation will be attained by reducing redundant overhead costs, but may also be achieved through operating improvements such as implementing improved management practices and control systems. The Company intends to employ a strategy of consolidation by applying standardized professional management strategies to a fragmented, local business environment with exploitable economies of scale.

The Company seeks to reduce redundant overhead costs as well as realize operating improvements such as implementing standardized management practices and management information systems.

On the demand side, consolidation is driven by the requirements of large property owners for professional management, increased services, up-front capital investments and superior financial reporting. These parties often outsource parking operations to parking management companies in an effort to maximize profits or leverage the original rental value to a third-party lender.

Operations

The single parking facility which we currently operate is located in Manhattan and is operated under a lease from a third-party landlord.  The following table shows the general location, size and remaining lease term for the parking facility:

Location	Capacity	Lease Term Expires
Manhattan	38	April 30, 2012

The Company plans to search out new parking facilities as well as valet opportunities. The company emphasizes the importance of marketing, containing costs, realizing economies of scale, maintaining strict cash control, using a decentralized management structure, providing strong training programs for employees and enhancing management information systems in order to attract new and retain existing parking patrons.

Leases

Lease arrangements are typically for terms of three to twenty years and provide for renewals and contractually established payments to the facility owner regardless of the operating earnings of the parking facility. Under these leases, the Company is responsible for all facets of the parking operations, including utilities and ordinary and routine maintenance, but is generally not responsible for major maintenance, repair, or property taxes.

Maintenance

At least annually, and when needed on a more frequent basis, the Company’s management services include painting of traffic guides and parking areas, lighting of areas for improved operations and safety, gate maintenance, and electronics upgrade and maintenance.

Management Controls

The parking industry in general is plagued by a high turnover of employees and a loss of receipts due to theft. The Company maintains an exceptionally low turnover rate and believes it has minimized theft due to its exceptional recruitment process and its sophisticated revenue control system. The Company utilizes a software system that generates a range of reports to audit the Company's parking facilities. These reports provide management with current data concerning patron traffic, revenue collection and all other facets of the Company's operations.

Subsidiaries

The Company currently has one wholly-owned subsidiary, Heights Management 63, LLC, a New York limited liability company.

Forward-Looking Statements

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as a prediction of actual results.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties are described elsewhere in this report.

Employees

As of December 31, 2010, the Company employed four full-time employees and one part time employee.

The future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.  The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov .

ITEM 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Properties

Our executive office consists of approximately 1,500 square feet of office space in New York, New York.  This facility is leased on a month to month basis from an affiliate of the Company.  We currently do not pay any rent for the use of the office space. We believe that our current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company’s expansion plan.

In addition, the Company currently leases one parking facility from a third-party landlord with various lease expiration terms, as shown below:

Location	Capacity	Lease Term Expires
Manhattan	38	April 30, 2012

ITEM 3. Legal Proceedings

In April, 2011, the Company was served with a Motion for Summary Judgment in Lieu of Complaint related to a certain Amended and Restated Promissory Note (the ³Note²) issued by the Company to JTMW Partners, related to a redemption of 30,710,000 shares of the Company¹s common stock owned by JTMW Partners, alleging that the Company had failed to make payments due under the Note. The Motion for Summary Judgment states that the amount due under the Note, including interest, extension fees and penalties was, as of that date $605,557.10.  The principal amount of the original note dated September 16, 2010 was $450,000 despite the Company having paid a total of $86,591.00 to be applied against the Note. The Company intends on challenging the legal validity of the interest, extension fees and penalties being charged by JTMW Partners, as being criminally usurious and void as to public policy.

ITEM 4.  Removed and Reserved

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed for quotation on the OTCBB under the symbol “IDEH.” The following table sets forth the high and low bid information for the Company's Common Stock for each quarterly period during the year ended December 31, 2009 and 2010 as reported by the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
October 1, 2010 – December 31, 2010	$.12	$.01
July 1 , 2010 – September 30, 2010	$.10	$.05
April 1, 2010 – June 30, 2010	$.10	$.05
January 1, 2010 – March 31, 2010	$.10	$.05
October 1, 2009 – December 31, 2009	$.10	$.05
July 1, 2009 – September 30, 2009	$.10	$.05
April 1, 2009 – June 30, 2009	$.10	$.05
January 1, 2009 – March 31, 2009	$.10	$.05

Holders

As of April 11, 2011, there were approximately 1,645 stockholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 93,565,714 outstanding shares of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.

Equity Compensation Plan Information

We do not have any existing option or equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

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

Overview

International Development and Environmental Holdings (“we”, “IDEH” or “the Company”) is seeking to be a leader in parking management in the New York City Metropolitan area. The Company is exploiting a critical demand for maximizing space while providing premium service in the parking/real estate management sectors. IDEH plans to grow through acquisitions and not depend on organic growth as a sole predictor of profitability. Additionally, the Company anticipates branching out to synergistic acquisition candidates including, but not limited to, van and truck leasing.

We were incorporated as Global Enterprise Holdings, Inc. in Nevada on February 28, 2008 and changed our name to International Development and Environmental Holdings on June 16, 2008.

Heights Management 63 LLC was formed as a limited liability company (LLC) on March 19, 2009 under the laws of the State of New York. The Company was formed for the purpose of operating a parking facility in New York City and is owned by the Company’s President and CEO, Scott Lieberman.

Revenues and Expenditures

During the year ended December 31, 2010 we had parking service revenues of $204,460. The Company's revenues are primarily derived from transient and monthly parking customers.

General and administrative expenses increase $643,766 as the Company had a full year of operations in 2010 versus 9.5 months in 2009.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010 we had total assets of $86,008 consisting of fixed assets of $11,341 and intangible assets of $74,667.

At December 31, 2010, our total liabilities were $1,599,993 consisting of accounts payable, taxes payable and accrued expenses of $152,567, loans due to related parties of $421,798 and notes payable of $944,417.

 Cash Requirements

We had $0 in cash at December 31, 2010.  There is substantial doubt about our ability to continue, as a going concern, over the next twelve months.  There is uncertainty regarding our ability to commence operations of our remediation business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing except as set forth above. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our financial position, results of operations and our ability to continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 8. Financial Statements

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets at December 31, 2010 and 2009	12

Consolidated Statements of Operations for the year ended December 31, 2010 and
the period March 19, 2009 (Inception) to December 31, 2009	13

Consolidated Statement of Shareholders’ Deficit for the year ended December 31, 2010 and
the period March 19, 2009 (Inception) to December 31, 2009	14

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and
the period March 19, 2009 (Inception) to December 31, 2009	15

Notes to Consolidated Financial Statements	16

Report of Independent Registered Public Accounting Firm

To the Board of Directors
International Development and Environmental Holdings

New York, New York

We have audited the accompanying consolidated balance sheet of International Development and Environmental Holdings as of December 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2010  and the period March 19, 2009 (date of inception) through December 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows in the two year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liebman Goldberg & Hymowitz LLP

Liebman Goldberg & Hymowitz LLP
Garden City, New York

April 14, 2011

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$-	$26
Total current assets	-	26

Property and equipment, net	11,341	14,944
Intangible assets, net	74,667	130,667
Total assets	$86,008	$145,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$54,961	$-
Sales tax payable	26,250	27,646
Accrued expenses and taxes payable	86,220	29,999
Accrued Interest	66,347	-
Due to JTMW Partners	450,000	-
Unearned Revenue	-	9,374
Total current liabilities	683,778	67,019
Long-term liabilities:
Due to related parties	421,798	175,000
Notes Payable	494,417	-
Total long-term liabilities	916,215	175,000
Total Liabilities	1,599,993	242,019

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 8,700,000 shares issued and outstanding as of December 31, 2010 and 0 shares issued and outstanding as of December 31, 2009	8,700	8,700
Common stock, $0.001 par value; 100,000,000 shares authorized;	-	-
71,400,000 issued and outstanding as of December 31, 2010 and	-	-
95,400,000 issued and outstanding as of December 31, 2009	71,400	95,400
Additional paid-in capital	(80,100)	(104,100)
Accumulated deficit	(1,513,985)	(96,382)
Total stockholders’ deficit	(1,513,985)	(96,382)
Total liabilities and stockholders’ deficit	$86,008	$145,637

See notes to consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		March 19, 2009
	December 31,	(Inception) to
	2010	December 31, 2009
Parking Revenue	$204,460	$132,653

Expenses:
General and administrative	872,802	229,035
Reverse merger expense	749,261

Net loss	$(1,417,603)	$(96,382)

Net loss per common share – Basic and Diluted	$(0.02)	$-

Weighted average shares outstanding:
Basic and Diluted	92,331,507	95,400,000

See notes to consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 2009	35,480,000	35,480	-	-	266,020	(607,120)	(305,620)

Contributed capital	-	-	-	-	56,250	-	56,250

Net loss	-	-	-	-	-	(128,725)	(128,725)
Balance, February 28, 2010	35,480,000	35,480	-	-	322,270	(735,845)	(378,095)

Cancelation of shares	(30,710,000)	(30,710)	-	-	(298,270)	-	(328,980)

Shares issued	-	-	8,700,000	8,700	-	-	8,700

Effect of recapitalization					(104,100)	639,463	535,363

Effect of 20:1 stock split	66,630,000	66,630	-	-			66,630

Net loss	-	-	-	-	-	(1,417,603)	(1,417,603)

Balance - December 31, 2010	71,400,000	71,400	8,700,000	8,700	(80,100)	(1,513,985)	(1,513,985)

See notes to consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		March 19, 2009
	December 31,	(Inception) to
	2010	December 31, 2009
Cash Flows From Operating Activities:
Net loss	$(1,417,603)	$(96,382)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Depreciation and amortization	59,603	11,778
Changes in assets and liabilities:
Accounts payable	54,961	-
Accrued expenses and taxes payable	66,346	29,999
Accrued Interest	56,221	-
Sales taxes payable	(1,396)	27,646
Unearned revenue	(9,374)	9,374
Advances from related parties	246,798	175,000
Net cash(used in) provided by operating activities	(944,444)	192,026

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(17,000)
Lease acquisition costs	-	(175,000)
Net cash (used in) investing activities	-	(192,000)

Cash Flows from Financing Activities:
Proceeds from notes payable	944,418	-
Net cash provided by financing activities	944,418	-

Net (decrease)increase in cash and cash equivalents	(26)	26

Cash and cash equivalents - beginning of year	26	-

Cash and cash equivalents - end of year	$-	$26

Supplemental cash flow information
Interest paid during the year	$9,187	$8,412

See notes to consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.           Summary of significant accounting policies
General:

International Development and Environmental Holdings (“IDEH” or “the Company”) is a Nevada corporation with its principal corporate offices in New York, New York. Prior to the merger and recapitalization discussed below, the Company was in the process of organizing itself and developing its main line of business: environmental geological site assessment and remediation. The Company has registered and may operate under the following assumed corporate names: (1) Global Environmental Company (NV) (2) Global Environment Company (IL) (3) Global Architecture & Engineering Company (NV) (4) Global Development & Construction Company (NV) and (5) Global Real Estate & Finance Company (NV).

Merger and Recapitalization:

On September 16, 2010, pursuant to the terms of an Acquisition and Reorganization Agreement (the “Agreement”) by and between the Registrant (the “Company”), Heights Management 63, LLC, a New York limited liability company (“Heights”) and Scott Lieberman (the “Seller”), the Company acquired all of the outstanding membership interests of Heights resulting in Heights becoming a wholly-owned subsidiary of the Company. Heights was formed as a limited liability company (LLC) on March 19, 2009 under the laws of the State of New York.  Heights was formed for the purpose of operating a parking facility in New York City.

Pursuant to the terms of the Agreement, as consideration for all of the outstanding membership interests of Heights, the Company issued 8,700,000 newly issued shares of the Company’s newly declared Series A Preferred Stock to the Seller.  Each share of Series A Preferred Stock is convertible into and has voting rights equal to fifty (50) shares of common stock. Simultaneously, pursuant to the terms of a Redemption Agreement, a total of 30,710,00 shares of the Company’s common stock which were held by the Company’s former majority stockholder were redeemed and cancelled.

Simultaneously, on September 16, 2010, pursuant to the terms of a Redemption Agreement (the “Redemption Agreement”) by and between the Registrant (the “Company”) and JTMW Partners (the “Seller”), the Company agreed to redeem and cancel 30,710,00 shares of the Company’s common stock owned by the Seller for a total of $510,000.  In connection with the Redemption Agreement, the Company issued a secured promissory note to the Seller (the “Promissory Note”) in the amount of $450,000, payable on or before November 1, 2010.  As security for the payment of all amounts due under the Promissory Note, the Company pledged its ownership interest in its Heights subsidiary.  In addition, our President, Scott Lieberman, agreed to personally guarantee the obligations of the Company under the Promissory Note.

The business combination with Heights was accounted for as a reverse acquisition, whereby Heights is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of IDEH. A reverse-merger transaction with a shell company is considered, and accounted for as, a capital transaction (or recapitalization) in substance; it is equivalent to the issuance of our preferred and common stock for the net monetary assets of IDEH, accompanied by a recapitalization. The recapitalization has been given retroactive effect in the accompanying consolidated financial statements. The accompanying consolidated financial statements represent those of Heights for all periods prior to the consummation of the Merger. The assets and liabilities of Heights will continue to be recorded at their historical carrying amounts, with no additional goodwill or other intangible assets recorded as a result of the accounting merger with IDEH

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Heights.  All significant intercompany accounts and transaction have been eliminated in consolidation.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

On January 14, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year end from February 28 to December 31.

Going Concern:

The company has incurred losses since inception and has an accumulated deficit of $1,513,985 at December 31, 2010, which raises substantial doubt about their ability to continue as a going concern. We have funded our operations since inception through loans from related parties. In the event that we require additional funds and are unable to acquire such funds, our ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors create uncertainty whether the company can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans may be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event we are unable to continue as a going concern.

Parking revenue:

The Company's revenues are primarily derived from transient and monthly parking customers. Transient parking revenue is recognized as cash is received. Revenues from monthly parking customers are recognized on a monthly basis, based on the terms of the underlying contracts.

Cash and cash equivalents:

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Basic and Diluted Net Loss per Common Share:

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

The weighted average number of common shares used to calculate basic and diluted income/ (loss) per common share for the years ended December 31, 2010 and the period of inception through December 31, 2009 was 92,331,507 and 95,400,000, respectively.

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to income as incurred. Cost of major additions and betterments are capitalized. When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss on disposition is credited or charged to operations. Depreciation is provided by straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation expense for the year ended December 31, 2010 and the period of March 19, 2009 (Date of inception) through December 31, 2009 was $3,603 and $2,056, respectively.

Intangible assets:

Intangible assets subject to amortization, which include lease acquisition costs, are being amortized over 3 years.
Amortization expense for the year ended December 31, 2010 and the period of inception through December 31, 2009 was $56,000 and $44,333, respectively.

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

Use of estimates:

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements.  The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.
Sales tax:

The Company collects and remits sales tax on all services. Sales tax collected is not included in revenues and remittances are not included in costs. Sales tax collected is recorded as a liability, with the liability relieved upon payment. As of December 31, 2010 and 2009 the outstanding sales tax liability was $26,250 and $27,646, respectively.

Impairment of Long-Lived Assets:

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

Fair Value of Financial Instruments:

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

2.           Property and equipment

	December 31, 2010	December 31, 2009

Machinery and equipment	$13,500	$13,500
Signs	3,500	3,500

	17,000	17,000
Less: accumulated depreciation	5,659	2,056

Property and equipment, net	$11,341	$14,944

Depreciation Expense for the year ended December 31, 2010 and the period of inception through December 31, 2009 were $3,603 and $2,056, respectively.

3.           Intangible assets

	December 31, 2010	December 31, 2009

Lease acquisition costs	$175,000	$175,000
Less: accumulated amortization	100,333	44,333

Intangible assets, net	$74,667	$130,667

Amortization Expense for the year ended December 31, 2010 and the period of inception through December 31, 2009 was $56,000 and $44,333, respectively.

Anticipated future amortization expense is summarized in the table below:

Year	Amount
2011	$56,000
2012	$18,667

Total	74,667

4.           Related party payable

Heights has entered into a promissory note in the amount of $175,000 with our Chief Executive Officer. The note calls for interest to accrue on the principal amount of the note at an interest rate of 7% per annum. The interest is to be paid in monthly installments commencing on August 1, 2010. The entire principal amount on the note is due in full on November 1, 2012. For the year ended December 31, 2010 and the period of inception through December 31, 2009, the Company recorded interest expense in the amount of $9,187 and $8,412, respectively.

In addition the Company has a related party payable of $246,798 payable to 2009 Venture Group, LLC due on September 15, 2012 at 7% interest. The 2009 Venture Group, LLC is owned by Scott Lieberman, President and CEO of the Company.

5.           Note payable – other

Immediately following the reverse merger, IDEH entered into a stock redemption agreement with its former majority shareholder.  As a result IDEH entered into a secured promissory note payable to JTMW Partners in the amount of $450,000 due on November 1, 2010 and was extended to February 18, 2011 at 18% interest. The note is currently in default accordingly it is classified as current liability.

In addition the, Company has two long term notes payable to non-related parties of $481,917 and $12,500 due to Grand Columbus and JM Business Services. The notes are non-secured, due on demand and bear interest at 7%.

6.           Commitments and contingencies

The Company has entered into a management agreement with a 2009 Venture Group, LLC to provide administrative and management of the parking facility. The 2009 Venture Group, LLC is owned by Scott Lieberman, President and CEO of the Company. It is a five-year agreement commencing June 1, 2009 and expiring May 31, 2014 at $18,500 per month for administrative, labor and management. Total payments under such agreement approximated $220,000 for the year ended December 31, 2010. The agreement, at the end of this term, will continue on a month to month basis unless written notice of non-renewal is given by either party.

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

7.           Equity

Upon the acquisition, discussed in Note 1, our equity structure was effectively recapitalized such that we are authorized to issue 10,000,000 restricted shares of Preferred Stock with a Par Value of $0.001. At December 31, 2010 we had 8,700,000 shares issued and outstanding.

Upon the acquisition, discussed in Note 1, our equity structure was effectively recapitalized such that we are authorized to issue 100,000,000 shares of common stock with a par value of $0.001.  At December 31, 2010 we had 71,400,000 shares issued and outstanding.

On October 18, 2010 we had a 20:1 common stock split, which is reflected retroactively in our consolidated financial statements.

8.           Subsequent events

On January 14, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year end from February 28 to December 31.

In April, 2011, the Company was served with a Motion for Summary Judgment in Lieu of Complaint related to a certain Amended and Restated Promissory Note (the ³Note²) issued by the Company to JTMW Partners, related to a redemption of 30,710,000 shares of the Company¹s common stock owned by JTMW Partners, alleging that the Company had failed to make payments due under the Note. The Motion for Summary Judgment states that the amount due under the Note, including interest, extension fees and penalties was, as of that date $605,557.10.  The principal amount of the original note dated September 16, 2010 was $450,000 despite the Company having paid a total of $86,591.00 to be applied against the Note. The Company intends on challenging the legal validity of the interest, extension fees and penalties being charged by JTMW Partners, as being criminally usurious and void as to public policy.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 22, 2010, the Registrant (“Company”) dismissed Enterprise CPAs, Ltd. as its independent registered public accounting firm due to the change in the Company’s management. Enterprise CPAs, Ltd. acted as the Company’s independent registered public accounting firm for the fiscal years ended August 31, 2010 and 2009.

We engaged Liebman Goldberg & Hymowitz, LLP, an independent registered public accounting firm, as our auditor.

ITEM 9A. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On September 16, 2010, Bernard J. Tanenbaum III resigned as President of the Company and as a director of the Company.

On September 16, 2010, Michael T. Williams resigned as Corporate Secretary of the Company and as a director of the Company

On September 16, 2010, Scott Lieberman was appointed to the Board of Directors of the Company in accordance with the written consent of majority of directors dated September 16, 2010.  In addition, on September 16, 2010, Scott Lieberman was appointed Chief Executive Officer of the Company.  Mr. Scott Lieberman has had no prior relationship with the Company and was not a party to any transaction with the Company prior to the Acquisition Agreement.

The following table sets forth the names and positions of our new directors and executive officers:

Name	Age	Position
Scott Lieberman	49	President, CEO, Director
Cynthia DeMonte	52	Director

Scott Lieberman has over 30 years of expertise in professional parking management and the commercial leasing of cars, vans and trucks. His career commenced in a family-owned business in 1979 operating and managing a fleet of over 200 cars, vans and trucks. Since 1988, Mr. Lieberman took the reins and successfully expanded.

Ms. DeMonte holds significant expertise in marketing, communications, investor and public relations expertise.  She is the founder and owner of DeMonte Associates, a boutique marketing communications firm since 1995, having represented over two hundred public and private entities with functions ranging from investor relations to strategic marketing.  Prior to the founding of her firm, she served in senior capacities at the Financial Relations Board, Ruder Finn and Investor Access.  She also acted as a Senior Associate at Gruntal & Co.’s investment banking department, prior to its acquisition by the Home Group.  She is a graduate of New York University.

The Committees

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are currently performed by the Board of Directors. The Directors have determined that at present we do not have an audit committee financial expert. The Directors believe that they are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Executive Officers of Our Company

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Scott Lieberman currently serves as our President and sole Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto  furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2010, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any Director, officer or 10% security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2010, it has been determined that all Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

Auditors

Liebman Goldberg & Hymowitz, LLP, an independent registered public accounting firm, is our auditor.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. Executive Compensation

Our President and CEO, Scott Lieberman, will be paid $50,000 per annum for the years ended December 31, 2010 and 2009.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2010, the ownership of the Company’s common stock by (i) each of our directors and executive officers; (ii) all of our executive officers and directors as a group; and (iii) all persons known by us to beneficially own more than 5% of our common stock.  Unless otherwise indicated in the footnotes to the table, (1) the following individuals have sole voting and sole investment control with respect to the shares they beneficially own and (2) the address of each beneficial owner listed below is c/o the Company.

Name and Address of Beneficial Owner	Shares of Common Stock (1)	Shares of Series A Preferred Stock (1)	Percentage Ownership of Common Stock on an As-Converted basis (2)

Executive Officers and Directors

Scott Lieberman	-	8,700,000	99.1%

Cynthia DeMonte	-	-	-

All Executive Officers and Directors as a group (one persons)	-	8,700,000	99.1%

All Executive Officers, Directors and 5% Stockholders as a group (one persons)	-	8,700,000	99.1%

(1)  Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)  Each share of Series A Preferred Stock is convertible into 50 shares of common stock and votes on an as-converted basis.

(3)  Based upon 439,770,000 shares of Common Stock issued and outstanding, on an on-converted basis, as of December 31, 2010.

Employment Agreements and Executive Compensation

The Company currently has no written employment agreement with our executive officers nor do we have any termination of employment or any change of control arrangements with our officer.  We have agreed to pay our Chief Executive Officer a salary of $50,000 per year. We do not carry any key-man or other life insurance on any of our officers.

Employee Benefit Plans

The Company maintains standard health insurance for its employees.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Heights has entered into a promissory note in the amount of $175,000 with our Chief Executive Officer. The note calls for interest to accrue on the principal amount of the note at an interest rate of 7% per annum. The interest is to be paid in monthly installments commencing on August 1, 2010. The entire principal amount on the note is due in full on November 1, 2012. For the year ended December 31, 2010 and the period of inception through December 31, 2009, the Company recorded interest expense in the amount of $9,187 and $8,412, respectively.

In addition the Company has a related party payable of $246,798 payable to 2009 Venture Group, LLC due on September 15, 2012 at 7% interest. The 2009 Venture Group, LLC is owned by Scott Lieberman, President and CEO of the Company.

The Company has entered into a management agreement with a 2009 Venture Group, LLC to provide administrative and management of the parking facility. The 2009 Venture Group, LLC is owned by Scott Lieberman, President and CEO of the Company. It is a five-year agreement commencing June 1, 2009 and expiring May 31, 2014 at $18,500 per month. The agreement, at the end of this term, will continue on a month to month basis unless written notice of non-renewal is given by either party.

ITEM 14. Principal Accountant Fees and Services

 Audit Fees

Audit fees paid during:
The year ended December 31, 2010:	$27,500
The year ended December 31, 2009:	$23,760

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit Number	Name and/or Identification of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

April 15, 2011	By:	/s/ Scott Lieberman
Scott Lieberman
President

April 15, 2011	By	/s/ Scott Lieberman

Principal Financial and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Scott Lieberman	Scott Lieberman	Director	April 15, 2011
/s/ Cynthia DeMonte	Cynthia DeMonte	Director	April 15, 2011