Form 10-Q
period 2011-03-31
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2011-05-23
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1173 A 2nd Avenue, Suite 327 New York City, NY  10065
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes x No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 437,570,000 shares of common stock, on an as-converted basis, outstanding as of May 18, 2011.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$7,305	$-
Total Current Assets	7,305	-

Property and equipment, net	10,440	11,341
Intangible assets, net	71,026	74,667
Total assets	$88,771	$86,008

LIABILITIES AND STOCKHOLDER'S
DEFICIT
Current liabilities:
Accounts payable	$54,961	$54,961
Accrued interest	66,347	66,347
Due to JTMW Partners	450,000	450,000
Sales tax payable	33,739	26,250
Note Payable	11,606	-
Accrued expenses and taxes payable	96,480	86,220
Total current liabilities	713,133	683,778

Long-term liabilities:
Due to related parties	438,278	421,798
Notes payable	300,467	494,417
Total long-term liabilities	738,745	916,215
Total Liabilities	1,451,878	1,599,993

Stockholder's Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 8,700,000 shares issued and outstanding as of March 31, 2011 and 8,700,000 shares issued and outstanding as of
December 31, 2010	8,700	8,700
Common stock, $0.001 par value; 100,000,000 shares authorized;
93,605,714 issued and outstanding at March 31, 2011 and 71,400,000 shares
issued and outstanding as of December 31, 2010	93,566	71,400
Additional paid-in capital	91,684	(80,100)
Accumulated deficit	(1,557,057)	(1,513,985)
Total stockholder's deficit	(1,363,107)	(1,513,985)
Total liabilities and stockholder's deficit	$88,771	$86,008

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	unaudited
Parking Revenue	$38,443	60,687

Expenses:
General and administrative	81,751	40,873

Net income (loss)	$(43,308)	19,813

Net Income (loss) per common share – Basic and Diluted	-	-

Weighted average shares outstanding:
Basic and Diluted	85,684,571	95,400,000

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	Unaudited
Cash Flows From Operating Activities:

Net income (loss)	$(41,465)	$19,813
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	4,542	4,547
Changes in assets and liabilities:
Sales tax payable	7,489	-
Accrued expenses	8,653	(18,000)
Notes Payable	11,606	-

Net Cash used in Operating Activities	(9,175)	6,360

Cash Flows from Investing Activities:

Advances from related parties	16,480	(1,719)

Net increase in cash and cash equivalents	7,305	4,641

Cash and cash equivalents - beginning of period	-	26

Cash and cash equivalents - ending of period	$7,305	$4,667

Noncash financing activities
Note Payable converted to Common Stock	193,950	-

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

The business combination with Heights was accounted for as a reverse acquisition, whereby Heights is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of IDEH. A reverse-merger transaction with a shell company is considered, and accounted for as, a capital transaction (or recapitalization) in substance; it is equivalent to the issuance of our preferred and common stock for the net monetary assets of IDEH, accompanied by a recapitalization. The recapitalization has been given retroactive effect in the accompanying consolidated financial statements. The accompanying consolidated financial statements represent those of Heights for all periods prior to the consummation of the Merger. The assets and liabilities of Heights will continue to be recorded at their historical carrying amounts, with no additional goodwill or other intangible assets recorded as a result of the accounting merger with IDEH.

Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Heights.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Going Concern:

We have incurred losses since inception and have an accumulated deficit of $1,555,450 at March 31, 2011, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through loans from related parties. In the event that we require additional funds and are unable to acquire such funds, our ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors create uncertainty whether the company can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans may be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The condensed financial statements do not include any adjustments in the event we are unable to continue as a going concern.

Parking revenue:

The Company's revenues are primarily derived from transient and monthly parking customers. Transient parking revenue is recognized as cash is received. Revenues from monthly parking customers are recognized on a monthly basis, based on the terms of the underlying contracts.

Cash and cash equivalents:

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2011, the Company had $7,305 of cash on hand.

Basic and Diluted Net Loss per Common Share:

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. We had no common stock equivalents at March 31, 2011.  Therefore, basic and diluted net loss per share are the same.

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation. Significant improvements are capitalized; maintenance and repairs are charged to income. When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss on disposition is credited or charged to income. Depreciation is provided by straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation expense totaled $901 for each of the periods ended March 31, 2011 and March 31, 2010.

Intangible assets, net:

Intangible assets subject to amortization, which include lease acquisition costs, are being amortized over 12 years.  Amortization expense totaled $3,641 and $3,646 for the periods ended March 31, 2011 and March 31, 2010, respectively.

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

Use of estimates:

The condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate the accounting policies and estimates we use to prepare the condensed consolidated financial statements.  We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.
Sales tax:

The Company collects and remits sales tax on all services. Sales tax collected is not included in revenues and remittances are not included in costs. Sales tax collected is recorded as a liability, with the liability relieved upon payment.  As of March 31, 2011, the outstanding sales tax liability was $33,739.
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

2.           Property and equipment

	March 31, 2011	December 31, 2010
	Unaudited	(Audited)
Machinery & Equipment	$13,500	$13,500
Signs	3,500	3,500

Less: Accumulated depreciation	6,560	5,659

Property and Equipment, net	10,440	11,341

3.           Intangible assets

	March 31, 2011	December 31, 2010
	Unaudited	(Audited)
Lease acquisition costs	$175,000	$175,000

Less: Accumulated depreciation	103,974	100,333

Intangible assets, net	71,026	74,667

4.           Related party payable

The Company has entered into a promissory note in the amount of $175,000 with the sole owner of our preferred stock. The note calls for interest to accrue on the principal amount of the note at an interest rate of 7% per annum. The interest is to be paid in monthly installments commencing on August 1, 2010. The entire principal amount on the note is due in full on November 1, 2012. For the period ended March 31, 2011 the Company has recorded interest expense in the amount of $12,721.

In addition the Company has a related party payable of $112,269  payable to 2009 Venture Group, LLC due on September 15, 2012 at 7% interest. The 2009 Venture Group , LLC is owned by Scott Lieberman, President of the Company.

5.           Note payable – other

Immediately following the reverse merger, IDEH entered into a stock redemption agreement with its former majority shareholder.  As a result IDEH entered into a secured promissory note payable to JTMW Partners in the amount of $450,000 due on November 1, 2010 and was extended to February 18, 2011 at 18% interest. The note is currently in default.  Accordingly, it is classified as current liability.

In addition, the Company has two long-term notes payable to non-related parties of $287,967 and $12,500 due to Grand Columbus and JM Business Services, respectively.  The Grand Columbus note is secured, due on demand, and bears interest at 7%.  The JM Business Services note is non-secured, due on demand and bears  interest at 7%.

On February 2, 2011, the Company converted $193,950 of notes payable to Grand Columbus Holdings to 22,165,714 shares of Common Stock at a conversion price of $.00875 per share.

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

7.           Equity

Upon the acquisition, discussed in Note 1, our equity structure was effectively recapitalized such that we are authorized to issue 10,000,000 restricted shares of Preferred Stock with a Par Value of $0.001. At March 31, 2011 we had 8,700,000 shares issued and outstanding.

Upon the acquisition, discussed in Note 1, our equity structure was effectively recapitalized such that we are authorized to issue 100,000,000 shares of common stock with a par value of $0.001.  At March 31, 2011 we had 93,605,714 shares issued and outstanding.

On October 18, 2010 we had a 20:1 common stock split, which is reflected retroactively in our consolidated financial statements.

Refer to Note 5 for discussion of the Grand Columbus note converted to equity.

8.           Subsequent Events

In April 2011, the Company was served with a Motion for Summary Judgment in Lieu of Complaint related to a certain Amended and Restated Promissory Note (the ³Note²) issued by the Company to JTMW Partners, related to a redemption of 30,710,000 shares of the Company¹s common stock owned by JTMW Partners, alleging that the Company had failed to make payments due under the Note. The Motion for Summary Judgment states that the amount due under the Note, including interest, extension fees and penalties was, as of that date $605,557.  The principal amount of the original note dated September 16, 2010 was $450,000 despite the Company having paid a total of $86,591 to be applied against the Note. The Company intends on challenging the legal validity of the interest, extension fees and penalties being charged by JTMW Partners, as being criminally usurious and void as to public policy.

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

Revenues and Expenditures

During the three months ended March 31, 2011, we had parking service revenues of $38,443. The Company's revenues are primarily derived from transient and monthly parking customers.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had total assets of $88,771 consisting of fixed assets of $ 10,440 and intangible assets of $71,026.

At March 31, 2011, our total liabilities were $1,450,271, consisting of accounts payable and accrued expenses of     $711,526, loans due to related parties of $438,278 and notes payable of  $300,467. Note that $450,000 of such notes payable relates to the Acquisition and Reorganization Agreement discussed in Note 1.

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

We have $7,305 of cash on hand at March 31, 2011.  We are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

May 23, 2011	By:	/s/ Scott Lieberman
Scott Lieberman
President

May 23, 2011	By	/s/ Scott Lieberman

Principal Financial and Principal
Accounting Officer