Form 10-Q
period 2011-06-30
INTERNATIONAL DEVELOPMENT & ENVIRONMENTAL HOLDINGS
filed 2011-08-22
CIK 1430744

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from _______________ to ________________

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
(Name of small business issuer in its charter)

NEVADA	32-0237237
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1173 A 2nd Avenue, Suite 327 New York City, NY  10065
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 437,570,000 shares of common stock, on an as-converted basis, outstanding as of August 22 , 2011.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$315	$-

Property and equipment, net of accumulated depreciation of $7,359	9,641	11,341

Other assets:
Intangible assets, net	45,500	74,667

Total assets	$55,456	$86,008

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$54,961	$54,961
Sales tax payable	39,931	26,250
Unearned revenue	2,695
Due to JTMW Partners	450,000	450,000
Accrued interest	141,657	66,347
Note payable	312,467
Accrued expenses and taxes payable	56,124	86,220

Total current liabilities	1,057,835	683,778

Long-term liabilities:
Due to related parties	414,133	421,798
Notes payable	-	494,417

Total long-term liabilities	414,133	916,215

Total liabilities	1,471,968	1,599,993

Commitments and contingencies

Stockholder's deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 8,700,000 shares issued and outstanding	8,700	8,700
Common stock, $.001 par value; 100,000,000 shares authorized; 93,565,714,shares issued and outstanding at June 30, 2011 and 71,400,000 shares issued and outstanding at December 31, 2010	93,566	71,400
Additional paid-in-capital	91,684	(80,100)
Accumulated deficit	(1,610,462)	(1,513,985)

Total stockholder's deficit	(1,416,512)	(1,513,985)

Total liabilities and stockholder's deficit	$55,456	$86,008

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS		THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Parking Revenue	$80,898	$110,323	$42,455	$49,636

Expenses:
General and administrative	177,375	226,354	95,624	185,481

Net loss	$(96,477)	$(116,031)	$(53,169)	$(135,845)

Net loss per common share -
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding -
Basic and diluted	89,625,143	95,400,000	93,565,714	95,400,000

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS
	ENDED JUNE 30,
	2011	2010
Cash Flows From Operating Activities:	(Unaudited)

Net loss	$(96,477)	$(116,031)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation and amortization	30,867	9,094

Changes in assets and liabilities:
Accrued interest	75,310	-
Accrued expenses and taxes payable	(30,096)	(5,874)
Due to related parties	(7,665)	-
Sales taxes payable	13,681	(27,646)
Unearned revenue	2,695	(9,374)

Net Cash used in Operating Activities	(11,685)	(149,831)

Cash Flows from Financing Activities:

Proceeds from notes payable	12,000	-
Advances from related parties	-	149,805

Net Cash Provided By Financing Activities	12,000	149,805

Net increase (decrease) in Cash and cash equivalents	315	(26)

Cash and cash equivalents - beginning of period	-	26

Cash and cash equivalents - ending of period	$315	$-

Noncash financing activities:
Note payable converted to common stock	$193,950

See notes to unaudited condensed consolidated financial statements.

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2011

1.  Summary of significant accounting policies:

General:

International Development and Environmental Holdings (“IDEH” or “the Company”) is a Nevada corporation with its principal corporate office in New York, New York. Prior to the merger and recapitalization discussed below, the Company was in the process of organizing itself and developing its main line of business: environmental geological site assessment and remediation. The Company has registered and may operate under the following assumed corporate names: (1) Global Environmental Company (NV) (2) Global Environment Company (IL) (3) Global Architecture & Engineering Company (NV) (4) Global Development & Construction Company (NV) and (5) Global Real Estate & Finance Company (NV).

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

1.  Summary of significant accounting policies (continued):

Merger and recapitalization (continued):

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

Going concern:

The Company has incurred losses since inception and has an accumulated deficit of $1,610,462 at June 30, 2011, which raises substantial doubt about their ability to continue as a going concern. The Company has funded operations since inception through loans from related parties and others. In the event that we require additional funds and are unable to acquire such funds, the ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors create uncertainty whether the company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties on its continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans may be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The condensed financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

Parking revenue:

The Company's revenues are primarily derived from transient and monthly parking customers. Transient parking revenue is recognized as cash is received. Revenues from monthly parking customers are recognized on a monthly basis, based on the terms of the underlying contracts.

1.  Summary of significant accounting policies (continued):

Cash and cash equivalents:

The Company maintains bank accounts at various financial institutions. The funds maintained in non-interest bearing accounts in financial institutions are insured by an agency of the U. S. government until December 31, 2012. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Basic and diluted net loss per common share:

The Company computes per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods. We had no common stock equivalents at June 30, 2011. Therefore, basic and diluted net loss per share are the same.

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation. Significant improvements are capitalized; maintenance and repairs are charged to income. When equipment is retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss on disposition is credited or charged to income. Depreciation is provided by straight-line and accelerated methods over the estimated useful lives of the assets, which is 5 years.

Depreciation expense totaled $1,700 for the six month period ended June 30, 2011 and $1,802 for the six month period ended June 30, 2010.

Intangible assets, net:

Intangible assets subject to amortization, which include lease acquisition costs, are being amortized over 36 months.

Amortization expense totaled $29,167 for the six month period ended June 30, 2011 and $7,292 for the six month period ended June 30, 2010.

1.  Summary of significant accounting policies (continued):

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. Our estimates are based on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual results could differ from those estimates.

Sales tax:

The Company collects and remits sales tax on all services. Sales tax collected is not included in revenues and remittances are not included in costs. Sales tax collected is recorded as a liability, with the liability relieved upon payment. As of June 30, 2011 and December 31, 2010, the sales tax liability was $39,931 and $26,500, respectively.

Impairment of long-lived assets:

The Company reviews the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

1.  Summary of significant accounting policies (continued):

Fair value of financial instruments:

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. The Company's financial instruments consist of cash, accounts payable, and debt. Fair values for cash and accounts payable approximate carrying values for these financial instruments since they are relatively short-term in nature. The carrying amount of debt approximates fair value due to the length of maturity or existence of interest rates that approximate prevailing market rates.

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

Subsequent events:

Subsequent events have been reviewed through the date that these financial statements were ready to be released which was August 22, 2011.

2.   Property and equipment:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Machinery and equipment	$13,500	$13,500
Signs	3,500	3,500

	17,000	17,000
Less: accumulated depreciation	7,359	5,659

Property and equipment, net	$9,641	$11,341

3.   Intangible assets:
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Lease acquisition costs	$175,000	$175,000
Less: accumulated amortization	129,500	100,333

Intangible assets, net	$45,500	$74,667

4.  Notes payable:

Immediately following the reverse merger, IDEH entered into a stock redemption agreement with its former majority shareholder. As a result IDEH entered into a secured promissory note payable to JTMW Partners in the amount of $450,000 due on November 1, 2010 and was extended to February 18, 2011 at 18% interest. The note is in default. Accordingly, it is classified as current liability.

The Company has two notes payable to non-related parties. $287,967 is due to Grand Columbus Holding Inc. and $12,500 is due to JM Business Services. The Grand Columbus Holding Inc. note is secured and is due on demand. The JM Business Services note is non-secured and due on demand. Both notes bear interest at 7% per year.

On February 2, 2011, the Company converted $193,950 of notes payable to Grand Columbus Holding Inc. to 22,165,714 shares of common stock at a conversion price of $.00875 per share.

5.  Related party transactions:

The Company has entered into a promissory note in the amount of $175,000 with the sole owner of our preferred stock. The note calls for interest to accrue on the principal amount of the note at an interest rate of 7% per annum. The interest is to be paid in monthly installments commencing on August 1, 2010. The entire principal amount on the note is due in full on November 1, 2012. For the six month period ended June 30, 2011 the Company has recorded interest expense in the amount of $6,125 for this note.

The Company has a related party payable to 2009 Venture Group, LLC in the amount of $210,867 due on September 15, 2012 at 7% interest. The 2009 Venture Group, LLC is owned by Scott Lieberman, President of the Company.

6.  Commitments and contingencies:

The Company has entered into a management agreement with 2009 Venture Group, LLC to provide administrative and management services. It is a five-year agreement commencing June 1, 2009 and expiring May 31, 2014 at $18,500 per month for these services. The agreement, at the end of this term, will continue on a month to month basis unless written notice of non-renewal is given by either party.

In April 2011, the Company was served with a Motion for Summary Judgment in Lieu of Complaint related to a certain Amended and Restated Promissory Note (the "Note") issued by the Company to JTMW Partners, related to a redemption of 30,710,000 shares of the Company¹s common stock owned by JTMW Partners, alleging that the Company had failed to make payments due under the Note. The Motion for Summary Judgment states that the amount due under the Note, including interest, extension fees and penalties was, as of that date $605,557. The principal amount of the original note dated September 16, 2010 was $450,000 despite the Company having paid a total of $86,591 to be applied against the Note. The Company intends on challenging the legal validity of the interest, extension fees and penalties being charged by JTMW Partners, as being criminally usurious and void as to public policy.

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

7.  Equity:

Upon the acquisition, discussed in Note 1, the equity structure was effectively recapitalized such that the Company is authorized to issue 10,000,000 restricted shares of preferred stock with a par value of $0.001. At June 30, 2011, there were 8,700,000 shares issued and outstanding.

Upon the acquisition, discussed in Note 1, the equity structure was effectively recapitalized such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. At June 30, 2011 there were 93,565,714 shares issued and outstanding.

On October 18, 2010 the Company had a 20:1 common stock split, which is reflected retroactively in the consolidated financial statements.

Refer to Note 4 for discussion of the Grand Columbus Holding Inc. note that was converted to equity.

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

Revenues and Expenditures

The Company's revenues are primarily derived from transient and monthly parking customers.  During the three months ended June 30, 2011, we had revenues of $42,455  as compared to $49,636  for the same period in 2010. During the six months ended June 30, 2011, we had revenues of $80,898 as compared to $110,323 for the same period in 2010. The modest decreases in revenue were associated with fewer customers during 2011.

The Company's expenses are primarily derived of rent and employee salaries.  During the three months ended June 30, 2011, we had expenses of $95,624 as compared to $185,481 for the same period in 2010. During the six months ended June 30, 2011, we had expenses of $177,375 as compared to $226,354 for the same period in 2010. The decrease in expenses during the three and six month periods ended June 30, 2011 was attributable to a significant decrease in management fees.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had total assets of $55,456 consisting of fixed assets of $9,956 and intangible assets of $45,500.

At June 30, 2011, our total liabilities were $1,471,968 consisting of accounts payable and accrued expenses of   $56,124, loans due to related parties of $414,133.

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

We have $315 of cash on hand at June 30, 2011.  We are continuing operations by minimizing expenditures to the maximum extent possible and through the forbearance of our creditors.  We are focusing on collection of potential receivables from past operations, determining how to move forward with existing remediation contracts and taking such other actions as to protect shareholder value.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

INTERNATIONAL DEVELOPMENT AND ENVIRONMENTAL HOLDINGS

August 22, 2011	By:	/s/ Scott Lieberman
Scott Lieberman
President

August 22, 2011	By	/s/ Scott Lieberman

Principal Financial and Principal
Accounting Officer